Form 10KSB
period 1995-03-31
NMR OF AMERICA INC
filed 1995-06-29
CIK 724141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-KSB
          [Mark one]
               [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended    March 31, 1995
                                              -------------------

               [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ____________ to _____________

                          Commission File Number 1-9367
                                                 ------

                              NMR of America, Inc.
                              --------------------
                      (Name of small business issuer in its charter)

                    Delaware                      22-2468314
                    --------                      ----------------
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)

               430 Mountain Avenue
               Murray Hill, New Jersey                           07974-2732
               ---------------------------------------           ----------
               (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: 908-665-9400
                                               ------------

               Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class          Name of each exchange on which registered
          -------------------          -----------------------------------------
          8% Convertible Subordinated         Philadelphia Stock Exchange
          Debentures Due 2001

               Securities registered under Section 12(g) of the Exchange Act:
                                     Common Stock
                                   (Title of class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X                No ________
                             ---------

          Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
          amendment to this Form 10-KSB.  [   ]

          The issuer's revenues for its most recent fiscal year were $17,987,824.

          The aggregate market value of voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price of such stock on June 27, 1995 was $21,264,615.

          The number of shares outstanding of the issuer's common stock, as of June 27, 1995 was 5,052,009.

                         DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders of NMR of America, Inc. are incorporated herein by reference in Part III.

          Certain exhibits are incorporated herein by reference as set forth in Items 13(a)3, 13(a)4 and 13(a)10.

                       INDEX TO FORM 10-KSB - PARTS I-III


                                                            PAGE
                                                            ----

PART I    -    Item 1.   Description of Business              3

               Item 2.   Description of Properties           17

               Item 3.   Legal Proceedings                   17

               Item 4.   Submission of Matters to a
                         Vote of Security Holders            17

PART II   -    Item 5.   Market for the Company's
                         Common Equity and Related
                         Stockholder Matters                 17

               Item 6.   Management's Discussion and
                         Analysis or Plan of Operation       18

               Item 7.   Financial Statements                27

               Item 8.   Changes in and Disagreements
                         With Accountants on Accounting
                         and Financial Disclosure            27

PART III  -    Item 9.   Directors, Executive Officers,
                         Promoters and Control Persons;
                         Compliance with Section 16(a)
                         of the Exchange Act                 27

               Item 10.  Executive Compensation              28

               Item 11.  Security Ownership of
                         Certain Beneficial
                         Owners and Management               28

               Item 12.  Certain Relationships and
                         Related Transactions                28

               Item 13.  Exhibits, Lists and Reports on
                         Form 8-K                            28

PART I
- ------

Item 1.  Description of Business.
- ---------------------------------

(a) General Development of the Business.   NMR of America,   Inc. is engaged,
    ------------------------------------
directly and through limited partnerships, in installing, managing and maintaining diagnostic imaging systems utilizing primarily magnetic resonance ("MR") as well as other modalities. MR is a relatively recent development in the technology of diagnostic imaging. It does not utilize potentially damaging ionizing radiation, and is believed to have no harmful physical effects. It is also believed to provide images superior in certain respects to those provided by other diagnostic imaging technologies and is potentially capable of providing biochemical information about the tissues being scanned. Although the Company acquires the diagnostic imaging systems, it has no proprietary interest in the
imaging technology.   The Company acquires its diagnostic imaging systems from
various manufacturers and the diagnostic imaging systems are installed under the Company's supervision in the offices of private physicians. As of June 27, 1995, the Company had under management fourteen operational diagnostic imaging systems in physicians' offices. Of the fourteen operational diagnostic imaging systems, eleven are located in installations owned by limited partnerships of which the Company is the managing general partner, two are owned by the Company and one is ninety percent (90%) owned by the Company. All fourteen centers include MR imaging systems and five centers also include other imaging modalities. See "Description of Business."

The Company was incorporated in December 1982, completed its initial public offering of securities in September 1983 and opened its first MR center in July 1984. In July 1986, the Company completed a public offering of $4,000,000 principal amount of its 8% Convertible Subordinated Debentures due 2001. On July 1, 1987, the Company acquired Diagnostic Networks, Incorporated by merger of a subsidiary of the Company with and into Diagnostic Networks, Incorporated. During the fiscal year ended March 31, 1988, the Company reincorporated as a Delaware corporation by merger into a newly-formed wholly owned subsidiary of the Company incorporated in Delaware. On January 21, 1994, the Company acquired 90% of the outstanding common stock of Oak Lawn Imaging Center, Inc. and Oak Lawn Magnetic Resonance Imaging Center, Inc. On January 1, 1995, the Company acquired the assets of Advanced Specialty Imaging, L.P. ("Libertyville"). Effective January 1, 1995, the Company acquired a 75% interest, inclusive of both a general partner and limited partner interest, in Golf MRI Center, L.P. and Diagnostic Imaging Center, L.P. ("Golf/DIC").

On March 13, 1995, the Company announced that its Board of Directors had approved, subject to the merger conditions set forth below, an agreement providing for the acquisition of Morgan Medical Holdings, Inc. ("Morgan").A definitive merger agreement was executed on April 11, 1995. Morgan provides diagnostic imaging equipment, facilities and management services to physicians through four outpatient centers located in the Florida cities of Cape Coral, Naples, Sarasota and Titusville. In addition, Morgan operates a physical therapy center in Albany, Georgia. Pursuant to the terms of the acquisition, Morgan shareholders will receive approximately 1,220,000 shares of the Company's common stock which includes approximately 100,000 shares reserved for issuance upon exercise of Morgan's outstanding stock options and warrants. Approximately
0.3330886 shares of the Company's common stock would be issued for each outstanding share of Morgan. The merger is subject to conditions including the sale of Morgan's physical therapy business, receipt of fairness opinions, shareholder and regulatory approval and consents. Senior management of the combined company would be composed of the current executives of NMR with Joseph
G. Dasti serving as President and Chief Executive Officer and John P. O'Malley III serving as Executive Vice President-Finance, Chief Financial Officer, and Secretary. J. Mark Strong, Morgan's current President and Chief Executive Officer would be retained as a consultant to the combined company. In connection with the transaction, NMR would expand its Board of Directors to include Mr. Strong. The closing of the merger is anticipated to occur in August or September of 1995, although there can be no assurance that the closing will occur or that it will occur at such time.

See Note 8 to Notes to Consolidated Financial Statements included herein for information concerning the Company's Stockholders Rights Plan. As the term is used herein, the Company includes NMR of America, Inc. and its consolidated subsidiaries.

          (b)  Financial information about industry segments.  The Company
               ------------------------------------------------
believes there is one business segment to its operations.

          (c)  Description of Business.
               ------------------------

MR Technology
- -------------

          MR diagnostic imaging utilizes magnetic fields and applied radiowaves, instead of the potentially damaging ionizing radiation utilized by certain other diagnostic imaging technologies, to obtain images of the internal human anatomy. The MR systems used by the Company operate substantially in the
following manner:   In a static magnetic field produced by a superconductive
magnet, the patient is exposed to energy in the radio frequency range produced by a radio antenna coil which surrounds the body part to be imaged. Nuclei in the portion of the body being scanned are thus stimulated from their state of equilibrium. When the radio signal is switched off, the nuclei "relax" and return to their original state, releasing energy that is directly related to their quantity and environment. The energy given off by the nuclei is recorded, measured and converted to a visual display by a digital computer. The nuclei of different elements, for example, hydrogen and phosphorus, within the same magnetic field respond to different radio frequencies and will respond only if exposed to radio waves of that frequency.

          MR imaging is sensitive to subtle physio-chemical differences between tissues and is capable of differentiating soft tissues and detecting diseases which induce physio-chemical changes that may not be detected by other diagnostic imaging technologies such as x-ray or computerized axial tomography
(CT) diagnostic imaging, which themselves are only sensitive to differences in the electron density of tissue. MR images also detect structures smaller than those detectable by CT scanning, thus producing images with comparable or better spatial resolution and possibly enabling detection at earlier stages. Because MR images are produced without any mechanical movement of the MR system, images of any plane of the body may be obtained, thereby producing views of anatomy
difficult  to  capture  with  other diagnostic  imaging  technologies.    These
factors enhance the physician's ability to make diagnoses based on observation of abnormal anatomy and thus permit earlier detection and diagnosis of disease and earlier and more effective treatment.

          Experience and research to date have identified no known hazards from magnetic and radio fields of even greater intensity than those to which a patient is exposed in an MR system. Magnets utilized in MR systems may disrupt the operation of cardiac pacemakers and disturb biomedical implants, curtailing in certain circumstances the general applicability of the technique. Magnetic fields produced by magnets require careful facilities management to isolate certain patients from the magnet and to isolate the magnet from extraneous interference.

          Disadvantages of MR systems compared with other available imaging systems are that imaging times are longer with an MR system where up to one or more minutes per scan are required compared with CT scanning where only two to five seconds per scan is required. In addition, in certain MR systems, the patient is largely enclosed within the magnet and claustrophobia can occur as well as delayed access to the patient in an emergency. Claustrophobia is, however, less likely to occur in the Company's open architecture MR imaging system housed in the Chicago, Illinois facility which opened in June 1992 and in the Oak Lawn, Illinois MR system which possesses a large rectangular bore. In addition, MR systems which utilize superconductive magnets are generally more
expensive to purchase and maintain than other diagnostic imaging systems.   The
use of superconductive magnets, which utilize liquid helium and nitrogen, results in increased facilities management and service and support requirements, adding to the cost of the total system.

MR Systems.
- -----------

          The Company is engaged, directly and through limited partnerships in which it is the general partner, in installing, managing and maintaining diagnostic imaging systems, primarily utilizing magnetic resonance, in offices operated by private physicians. The Company acquires or leases its diagnostic imaging systems from various manufacturers and installs the systems under the Company's supervision. Although the Company acquires or leases the diagnostic imaging systems, it has no proprietary interest in the imaging technology. In establishing a diagnostic imaging center, the Company's activities generally involve selecting a site for the diagnostic imaging system, leasing or acquiring the site, making the necessary leasehold or other improvements to the center or supervising the construction of a building and related improvements to house the diagnostic imaging system, arranging for the purchase, financing and installation of the imaging equipment, and staffing the office with technical and clerical personnel. In most locations, limited partnerships have been organized, with the Company as the general partner, to provide financing for the establishment and operation of the center.

          The Company has installed, as of June 27, 1995, MR systems at fourteen operational locations including Chicago, Illinois (two locations); Des Plaines, Illinois; Elgin, Illinois; Libertyville, Illinois; Oak Lawn, Illinois; Bel Air, Maryland; Seabrook, Maryland; Marlton, New Jersey; Morristown, New Jersey; Union, New Jersey; Allentown, Pennsylvania; Philadelphia, Pennsylvania and Austin, Texas.

Information with respect to the Company' s ownership interests in diagnostic imaging centers is as follows:

                                                       Company's
                                                       ownership
                    Commencement        Square feet    interest as of
Location              date              of center      June 27, 1995(1)
- --------              ----              ---------      ----------------

Allentown, PA       May 1986              3,350           95.9%(2)

Austin, TX          October 1986          5,000           38.0%(2)

Bel Air, MD         November 1991         8,000           62.9%(2) (3)

Chicago, IL         April 1987            1,800           87.2%(2)

Chicago, IL         June 1992             2,900           79.6%(2)

Des Plaines, IL     April 1990            4,000           75.0%(2)

Elgin, IL           May 1992              3,700           100%

Libertyville, IL    June 1992             5,063           100%

Marlton, NJ         July 1984             3,671           91.0%(2)

Morristown, NJ      December 1984         5,568           94.2%

Oak Lawn, IL        February 1983         4,300           90.0%(2)

Philadelphia, PA    January 1986          4,000           97.7%(2)

Seabrook, MD        April 1995            3,302           87.1%(2)

Union, NJ           August 1984           3,370           63.6%(2)


- ----------------------

(1) Represents the Company's interest in profits, losses and distributions of the respective centers.

(2)  The Company receives management fees at these centers.

(3) During the second quarter of the fiscal year ended March 31, 1993, the accumulated losses attributed to the limited partners 37.1% pro rata interest in Harford County Imaging Partners (Bel Air, Maryland) exceeded the limited partners contributed capital. Additional losses of this partnership are accrued, in full, to the Company as general partner.

          The Company's Austin, Texas center operates pursuant to a limited partnership agreement (the "Austin Partnership") which expires on January 31, 1996. The Company also receives a management fee based upon five percent of the center's cash collections. No assurance can be given that the Austin Partnership will be operated beyond its current expiration date, that the Company will continue to manage the center or that the terms of any new or extended management contract will be substantially similar to the Company's existing management contract.

          Each of the centers includes a reception area, examination rooms in which the diagnostic imaging equipment is located, computer rooms, patient changing rooms and various service areas. Since MR systems generally use magnets weighing in excess of 20,000 pounds, special site improvements are required in the premises where they are installed including structural support for the magnet and special protective walls (radio frequency shielding) to reduce outside radio frequency interference with the operation of the MR systems. The magnet in the MR system can cause interference with the use of other computer systems within a distance of approximately thirty to fifty feet. External mechanical devices, such as automobiles and trains, if operated within thirty to fifty feet of the MR system, could cause interference with readings from the MR system. Accordingly, the Company has incurred substantial costs for site improvements in installing the MR systems at its various locations.

          The MR systems used by the Company are characterized by continuing technological advances which generally involve the need to make periodic upgrades to the MR systems, which primarily involve computer software. It is the Company's policy where consistent with utilization to acquire refinements to and enhancements of its imaging equipment as available to remain competitive
with innovations.   However, the development of new technologies or refinements of existing technologies may at times place utilization of the Company's existing MR systems at a disadvantage relative to systems utilizing the newer technologies or systems having available the refinements to the technology which may not have been included in the Company's systems.

Physicians Agreements.
- ----------------------

          Each MR center includes a turnkey MR system, including the machine and related office and other equipment. Five centers also include other imaging modalities. In accordance with the terms of agreements entered into relating to each center, all medical aspects of the center are under the supervision of the professional corporations with whom agreements have been entered into to staff or lease the center. Such medical aspects include establishing professional fees, leasing the offices, analysis of diagnostic information, preparation of reports to referring physicians, care of patients while at the center and contacts with referring physicians. The Company has entered into agreements with physician professional corporations to use and operate the MR systems in each of the locations where the Company has MR sites. In ten of these locations, such agreements are with professional corporations whose principal is Dr. David L.
Bloom ("Dr. Bloom").  Dr. Bloom is a Director of the Company.   These agreements
in general provide for the payment to the Company of a periodic fixed fee, a fee based upon the number of scans performed and a billing charge. Local radiologists are under contract with these professional corporations pursuant to which such local radiologists serve as the professional staff at the center and read and interpret the scans produced at the center for a fee. The Company believes that it is materially dependent on its relationships with physicians in its operations.

          Under the agreements with the physician professional corporations, the Company is obligated to make the necessary leasehold alterations or site improvements at each installation for the diagnostic imaging systems, and provide the furniture, fixtures and furnishings necessary for the operation of the office. The Company is also obligated to provide all the ancillary supplies and equipment used by the diagnostic imaging systems and for arranging and paying for maintenance of the diagnostic imaging systems. The Company also provides consultation with respect to the financial management of the center, including billing and collecting fees. All fees are collected by the physician professional corporations, however, the Company has the contractual responsibility to maintain all financial and other records and prepare and transmit bills.

          At the three Illinois imaging centers which were acquired by the Company during fiscal 1995 and 1994 and are consolidated, professional services are provided by licensed physicians under radiology contracts administered by Dr. Bloom.

          The Company from time to time makes periodic improvements in and upgrades to the diagnostic imaging systems at the locations. The Company also provides periodic technical training sessions to technologists employed by the Company.

Financing.
- ----------

          Of the Company's fourteen operational MR systems at June 27, 1995, five were acquired on various dates between July 1984 and January 1986 and the original financing related to their acquisition has been fully paid.

          From time to time, in connection with the acquisition by the Company of new MR equipment, equipment upgrades or other leasehold improvements at one
of its imaging centers, the Company seeks financing from outside sources.   The
Company seeks this financing from banks, leasing companies and equipment vendors. Typically such arrangements provide for financing for up to 100% of the cost of the project to be repaid over a period of three to seven years and are collaterized by the related equipment or improvements. At March 31, 1995, interest rates on such obligations range from 4.8% to 11.3%. To date, the Company has
been successful in obtaining this financing when required.   See Notes 5 and 7
to Notes to Consolidated Financial Statements included herein. Where limited partnerships or subsidiary corporations have been organized or acquired, the Company remains contingently liable under the terms of the bank borrowings or leases.

          The purchase price of MR systems similar to those used by the Company presently ranges from approximately $650,000 to $2,000,000. Site improvements are additional and cost up to approximately $300,000 to $700,000. The MR systems are maintained pursuant to agreements entered into with the manufacturers of the equipment or other independent contractors.

Marketing
- ---------

          Through its center-based marketing personnel, the Company seeks to stimulate physician awareness of the Company's centers, the superiority of the professional and technical staffs associated with those centers, as well as the
capabilities of the Company's equipment at the centers.   Center marketing
activities are conducted through direct marketing contacts with physicians supplemented by sponsorship of medical seminars, direct mailings and attendance
at medical association meetings and conventions.   Physicians are believed to
refer patients to the Company's centers on the basis of the center's imaging capabilities and quality and the level of patient and professional services provided.

          As part of its corporate marketing strategy, the Company directly markets magnetic resonance and other diagnostic imaging services provided at its centers to the managed care market, including health maintenance organizations ("HMO's"), preferred provider organizations ("PPO's") and self insured groups, on an exclusive and non-exclusive basis. The Company believes marketing to managed care organizations and groups is important since it believes that such groups will control a larger portion of the reimbursement market for magnetic resonance and other diagnostic imaging services in the future.

Government Regulation.
- ----------------------

          Various Federal and State statutes and regulations affect virtually all aspects of the Company's operations. These include statutes intended to facilitate health care planning, which seek to place limitations on unnecessary capital expenditures and which seek to contain health care costs within the various Federal health care reimbursement programs. Statutes also seek to prohibit or limit referrals of patients to facilities in which the referring physician has an ownership interest. In addition, the Company's operations are subject to laws prohibiting the unlicensed practice of medicine by non-physicians. Statutes and regulations relating to the acquisition of health care equipment, the reimbursement policies of the various state and Federal government programs and other aspects of government regulation of the health care industry are subject to amendment, revision and further interpretation from time to time. These amendments, revisions and interpretations could change the regulatory environment relating to the Company's operations and the programs under which physicians and others are reimbursed for undertaking MR procedures and thereby affect materially the Company's business activities. The health care industry is characterized by pervasive government regulation.

          Certificates of Need.   Certain states have enacted certificate of
          ---------------------
need ("CON") legislation in an attempt to regulate the acquisition of major medical equipment and thereby limit what are possibly unnecessary capital expenditures. Legislation of this type has been enacted in the states of New Jersey, Pennsylvania and Illinois, where the Company has centers, as well as a number of other states where the Company does not currently have centers. The Company's locations in Allentown and Philadelphia, Pennsylvania, Chicago, Illinois and Morristown, New Jersey have received certificates of need from the state authorities. The Company's other diagnostic imaging systems have been installed in reliance upon exemptions from state certificate of need legislation.

          Legislative Developments.  The Federal Omnibus Budget Reconciliation
          -------------------------
Act of 1989 contains provisions that, unless an exception applies, restrict physicians from making referrals for services to be rendered to Medicare patients to clinical laboratory facilities in which they have an ownership interest, including a limited partnership interest, or with which they have a compensation arrangement which is generally referred to as the "Stark I Legislation." Recently, the Federal Omnibus Budget Reconciliation Act of 1993 added provisions to these restrictions on Medicare payment for physician referrals which, effective January 1, 1995, will greatly broaden the services which are subject to this referral and payment ban. These provisions are generally referred to as the "Stark II Legislation." Specifically with regard to the Company's operations, the Stark II Legislation adds to the referral restriction "radiology or other diagnostic services." The Stark II Legislation also extends these prohibitions to referrals of Medicaid patients. Both the Stark I and the Stark II Legislation provide exceptions for certain types of physicians such as radiologists and for certain types of employment and contractual relationships. In response to the Stark I and Stark II Legislation, the Company purchased limited partnership interests from physician and non-physician investors in certain of its limited partnerships during the fourth quarter of fiscal 1994.

     Although the Company believes that it is in material compliance with all applicable Federal and State laws and regulations which place limitations on referrals of patients, there can be no assurance that such laws or regulations will not be enacted, interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities, which might adversely affect the Company's business.

          Fraud and Abuse.  The Company is subject to the federal Medicare and
          ----------------
Medicaid anti-fraud and abuse statutes, which prohibit bribes, kickbacks, rebates and any direct or indirect remuneration in connection with the furnishing or arranging of services, items or equipment for which payment may be made in whole or in part under Medicare or Medicaid. These statutes are intended to prevent the improper referral of patients for medical tests or treatment by health service providers who may have a financial interest in the entity which provides such services. Among other situations to which this legislation may be applicable, governmental authorities have from time to time maintained under certain circumstances that where physicians or other health care providers have made investments in medical care enterprises, although no express agreement regarding referrals of patients to the enterprise may exist, payments to the physicians or health care providers who refer patients to the enterprise may violate the anti-fraud and abuse statutes. Violation of these anti-fraud and abuse statutes may result in significant criminal penalties and exclusion from participation in Medicare and Medicaid programs for both the entity paying the kickback or rebate and the entity receiving it.

          On July 29, 1991, the Department of Health and Human Services ("HHS") issued "safe harbor" regulations under the anti-fraud and abuse statutes. Among other provisions, these regulations set forth eight tests which, if met, assure a partnership that distributions of profits to its partners who refer patients to or provide services for the partnership will be deemed not to violate the anti-fraud abuse statutes. Additional safe harbor regulations relating to other aspects of the referral process have been and are expected to be adopted. The safe harbor regulations are not the sole determinant of whether a health care business is operating in compliance with the anti-fraud and abuse statutes. Since the safe harbors are not exclusive, a health care business can fail to meet the safe harbor tests and still be operating lawfully under such statutes. Although the Company believes that it is in general and substantial compliance with the anti-fraud and abuse statutes, there can be no assurance that HHS will not challenge the Company's position on compliance with such statutes or that, if such a challenge occurred, a court would uphold the Company's position.

          Practice of Medicine.   The physicians with whom the Company enters
          ---------------------
into agreements are subject to licensing by the States in which they practice medicine. This licensing is intended to assure that such persons meet the requirements necessary to practice medicine and is intended for the protection of the public. The practice of medicine and the operation of certain health care facilities are subject to existing laws and regulations.

          The Company's imaging centers are also subject to laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. Professional radiology services are performed at ten of the Company's consolidated centers by licensed physicians under contract with a professional corporation that is a party to an agreement with the Company and whose principal is Dr. David L. Bloom, a Director and principal shareholder of the Company. At the three Illinois imaging centers which were acquired by the Company during fiscal 1995 and 1994 and are consolidated, professional services are provided by licensed physicians under radiology contracts administered by Dr. Bloom. The Company provides the imaging equipment and technical employees. There can be no assurance that state authorities or others may not challenge this structure as involving the Company in the unlawful practice of medicine.

          Health Care Cost Containment and Reimbursements. Federal and state
          ------------------------------------------------
agencies have adopted or are considering medical cost containment legislation which has restricted or may restrict prices charged by hospitals and other health care facilities. Such legislation, together with cost constraints imposed by insurance companies and other third party payers has and can be expected to continue to reduce the fees the Company can collect for the use of its diagnostic imaging equipment.

          When patients are billed directly by the radiologist for professional services, most of their health care insurers, including, for example, Blue Cross and Blue Shield, reimburse the provider for a portion or all of the physician's charge for MR services provided the fee is "reasonable and customary" for that area. The health care reimburser determines what is considered "reasonable and customary." The Company expects that increasing pressure on these fees from health care insurers may adversely effect the Company's revenue, net, results of operations and liquidity.

          The Company has also been pursuing agreements with HMOs, PPO's, and others to provide services to these organizations and their members. These organizations typically negotiate for and receive an allowance deducted from the standard fee thereby reducing revenues per procedure performed to the Company. The Company expects these contracts to become an increasingly significant part of its mix of business. Significant changes in coverage, possibly combined with a reduction in payment rates by third-party payers, would have a material adverse effect on the Company's revenue, net, results of operations and liquidity.

          Recently, there have been numerous public announcements of proposed legislation also directed to containing the cost of health care, as well as expansion of the number of eligible parties. Currently, the Clinton Administration has under consideration proposals to substantially reform the Federal health care system and various states also have proposals under consideration. These proposals have not been fully formulated at this time. Management of the Company is unable to determine at this time how any such proposals that are adopted may effect its business but expects that these proposals will reduce the average revenue, net realized for diagnostic imaging procedures.

          FDA Regulation.  The use of diagnostic imaging systems are subject to
          ---------------
regulation by the Food and Drug Administration ("FDA") as a medical device.
The FDA has approved all of the devices used by the Company in substantially all currently utilized procedures. Although considered by the Company to be unlikely, there can be no assurance that the FDA may not promulgate regulations in the future that may affect the use of diagnostic imaging systems.

Competition.
- ------------

          MR systems compete with a variety of other scanning technologies which are available in physicians offices, hospitals and other diagnostic imaging
centers.   Competition with other imaging modalities is generally based on the nature of the medical procedure to be performed and the condition of the patient. The Company also experiences competition from other MR systems located in the vicinity of its centers in addition to other imaging modalities. The use of MR imaging as a diagnostic tool continues to gain both professional and public acceptance as MR imaging and diagnostic techniques improve, equipment software is enhanced and attention is directed to MR's diagnostic successes.
The Company's performance is dependent upon physician and patient confidence in the superiority of its MR imaging and service over other competing modalities and systems.

          Competition in the diagnostic imaging field, generally, is based on such factors as equipment performance and reliability, quality of diagnostic and patient services, center location and reputation, marketing and relationships with the local medical community. These factors influence the likelihood that referring physicians will direct prospective patients to a center operated by the Company.

          There are a number of manufacturers of MR imaging systems. These manufacturers' marketing efforts can be expected to stimulate others, including hospitals, to purchase and install the MR systems. Periodically, manufacturers introduce innovations or newly designed MR systems with enhanced features. Therefore, the Company encounters strong competition from other MR diagnostic systems with innovative or enhanced features installed in the areas where the Company has installed its MR systems, as well as strong competition in its endeavors to establish new locations.

          In its efforts to expand its operations the Company experiences competition from others also engaged in the acquisition, installation and operation of MR systems. Many of these competitors may be deemed to be larger with access to greater amounts of financing than available to the Company.

Liability Insurance.
- --------------------

          Although the Company does not provide any medical treatment and only provides support for diagnostic functions, the patients on whom imaging procedures are performed, represent, by the nature of their illness or suspected illness, a risk of suffering injury or death on the premises of one of the centers, an occurrence which could subject the Company to the risk of litigation seeking substantial damages. Although the Company has obtained liability insurance, there can be no assurance that a claim may not be asserted for an amount exceeding the liability limits of the policy or that the basis of the claim may not be excluded from coverage under the policy. The Company's agreements with physicians require that the physicians maintain medical malpractice liability insurance with limits ranging from $1,000,000 to
$3,000,000.   In addition, the Company also maintains insurance against claims which may be asserted against it arising from the installation of the MR systems and related activities. However, there cannot be any assurance that any claims will not exceed the amount of the insurance coverage obtained by the Company. The Company also maintains insurance against physical damage to the diagnostic imaging systems, public liability insurance and workmen's compensation insurance.

          Employees.   As of June 27, 1995, the Company employed   150 persons,
          ----------
including 31 who are employed on a part-time basis. Of such persons, 16 are employed in an executive and administrative capacity at the Company's corporate office, 13 are employed in center based marketing activities, and the remainder are employed as technologists and in other capacities at the imaging centers. To date, the Company has not experienced any difficulty in employing technologists to staff its diagnostic imaging system locations. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

          Raw Materials.  The Company believes that the chemicals and other
          --------------
materials and supplies used in its MR installations are readily available from a number of sources.

          Patents and Trademarks.  The Company believes that its business is not
          -----------------------
dependent upon any patents, trademarks, licenses, franchises or concessions.

          Seasonality.  The Company believes that its business activities are
          ------------
not seasonal.

          Customers.    The Company's customers are comprised of physicians and
          ----------
physician groups, managed care entities, regional health care systems and patients. The Company believes that it is not dependent upon any customer or few customers. However, the Company believes that patient referrals by physicians in the areas of the offices it equips are important to its success. In addition, all medical aspects of the utilization of the Company's diagnostic imaging installations are under the control of the professional corporations with which the Company has entered into agreements. Such medical aspects include the establishment of fees, leasing of offices, analysis of diagnostic information, preparation of reports to referring physicians, care of patients while at the center and contacts with the referring physicians. Accordingly, the Company's success is directly dependent upon the ability of the professional corporations, and the local radiologists under contract with the professional corporations, to attract patient referrals and to operate the centers on a profitable basis.

          Backlog.  Backlog is not a material aspect of the Company's business.
          --------

          Research and Development. The Company does not engage in any material
          -------------------------
research and development activities.

          Environmental Factors. Compliance with Federal, State or local
          ----------------------
provisions relating to the protection of the environment do not have any material impact on the Company.

Item 2.  Description of Properties.
- -----------------------------------

     The Company leases its principal executive and administrative offices pursuant to a five and one-half year lease with a term commencing May 19, 1993 and expiring November 18, 1998, subject to two (2) five (5) year renewal options. The facility occupies approximately 5,000 square feet of space in a building located in Murray Hill, New Jersey. The effective rental over the five and one-half year term is approximately $106,000 per year plus increases in real estate taxes and operating expenses.

     All of the Company's present diagnostic imaging centers are located on leased premises except the Union, New Jersey location which is owned by the Company, subject to a mortgage obligation. Generally, the Company's other leases are for an initial term of not less than five years with varying provisions to extend the term for additional periods. The premises are subleased or by contract made available to the physicians operating the offices. The sublessee is generally obligated for the fixed monthly rental payment and the Company meets any additional expenses required to be paid under the lease such as maintenance, taxes and insurance.

Item 3.  Legal Proceedings.
- ---------------------------

     The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended March 31, 1995 to a vote of security holders.

                                     PART II
                                     -------

Item 5.  Market for the Company's Common Equity and Related
- ------------------------------------------------------------
Stockholder Matters.
- --------------------

     The Company's Common Stock has been quoted on the NASDAQ system under the symbol NMRR since September 21, 1983. Effective August 6, 1991, the Company's Common Stock was included in the National Market System of NASDAQ. The following table sets forth the high and low sales prices on the NASDAQ - National Market System for the period January 1, 1993 through June 27, 1995.

     Calendar Quarter         High           Low
     -----------------        ----           ---

     1993
     ----

     1st Quarter              2-9/16         2
     2nd Quarter              2-5/8          1-9/16
     3rd Quarter              2-15/16        2-1/8
     4th Quarter              4              2

     1994
     ----

     1st Quarter              3-3/8          2-1/4
     2nd Quarter              4-3/8          2-1/2
     3rd Quarter              4-1/2          3
     4th Quarter              5-1/8          3-3/8

     1995
     ----

     1st Quarter              5-1/4          3-7/8
     2nd Quarter              5-1/2          4-1/8
     (through June 27)


On June 27, 1995, the last sales price for the Common Stock was 4-1/2.

As of March 31, 1995, the Company had approximately 748 shareholders of record. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
- -------------------------------------------------------------------

Results of Operations
- ---------------------

Fiscal Year Ended March 31, 1995 Compared to Fiscal Year Ended
- --------------------------------------------------------------
March 31, 1994.
- ---------------

For the fiscal year ended March 31, 1995, revenue, net was $17,987,824 versus $15,597,260 for the fiscal year ended March 31, 1994 or a $2,390,564 (15.3%)
increase. The increase in revenue, net resulted primarily from the acquisition of Oak Lawn Imaging Center ("Oak Lawn") in January 1994 and the purchases of Libertyville Imaging Center ("Libertyville") and Golf MRI and Diagnostic Imaging Center ("Golf/DIC") which were effective January 1, 1995. These centers generated revenue, net totaling $3,203,782 for fiscal year ended March 31, 1995 versus $406,959 in fiscal 1994 or an increase of $2,796,823. Same center revenue, net decreased by $406,259 or 2.7% from $15,190,301 to $14,784,042 during the fiscal year ended March 31, 1995 primarily as a result of increased aggregate scan volume offset by additional discounted business. Patient volume and reimbursement sources both significantly impact the Company's revenue, net. Patient medical costs are paid by managed care organizations, such as HMO's, Blue Cross/Blue Shield, Medicare and Medicaid, and private pay organizations, such as commercial insurance carriers. By virtue of contractual allowances obtained by certain of these reimbursement sources under contracts entered into with the Company, shifts in the mix of patients and their related reimbursement sources will impact revenue, net in the period in which they occur.

Payroll and related costs for the fiscal year ended March 31, 1995 were $4,780,025 versus $3,957,626 for the fiscal year ended March 31, 1994, or an increase of $822,399 (20.8%). This increase is primarily due to the acquisitions of Oak Lawn, Libertyville and Golf/DIC which incurred payroll and related costs totaling approximately $581,000 during the fiscal year ended March 31, 1995. In addition, the Company's payroll and related costs increased due to the hiring of certain managed care and marketing personnel and an increase in the cost of providing health benefits to its employees.

Depreciation and amortization expense increased by $406,292 (16.0%) from $2,545,108 for the fiscal year ended March 31, 1994 to $2,951,400 for the fiscal year ended March 31, 1995. These increases were primarily attributable to the acquisitions of Oak Lawn, Libertyville and Golf/DIC which resulted in goodwill amortization and equipment depreciation aggregating $381,368 for the fiscal year ended March 31, 1995. In addition, depreciation expense increased due to purchases of imaging equipment and related upgrades during fiscal 1995.

Medical supplies and other operating costs include the cost of equipment and premises maintenance, medical supplies, radiology fees for acquired centers, other center expenses, and patient billing fees. Medical supplies and other operating costs increased by $861,879 (16.6%) from $5,186,883 for the fiscal year ended March 31, 1994 to $6,048,762 for the fiscal year ended March 31, 1995. These increases result, primarily, from the inclusion of approximately $500,000 of interpretation fees paid to radiologists at the Oak Lawn, Libertyville and Golf/DIC centers. In addition, the Company experienced increases aggregating approximately $500,000 in medical supplies and operating expenses due to the operations of Oak Lawn, Libertyville and Golf/DIC. The foregoing increase were offset by decreases in the cost of patient billing services ($50,000), medical supplies at the Company's other centers and a $91,620 credit received from a vendor as consideration for business lost during the installation of an equipment upgrade. Various cost containment measures previously enacted by the Company are intended to reduce operating expenses, as a percentage of revenue, net during fiscal 1996 and beyond.

The Company's results of operations for the fourth quarter of fiscal 1995 includes a non-recurring charge of approximately $560,000 to write-off the Company's Elgin, Illinois center fixed assets which are no longer believed to be recoverable from the center's future operations. The center has operated at a loss since it opened in May 1992. The Company intends to utilize the facility to perform certain regional administrative functions and to perform limited diagnostic imaging procedures at reduced staffing levels.

Other general and administrative expenses for the fiscal year ended March 31, 1995, were $553,422 versus $689,347 for the fiscal year ended March 31, 1994, or a decrease of $135,925 (19.7%). The decrease during the fiscal year ended March 31, 1995 results primarily from a $171,000 reduction in legal expenses offset by increased advertising and promotional expenses relating to the Company's centers.

Interest expense for the fiscal year ended March 31, 1995 was $1,186,811 versus $824,420 for the prior fiscal year, or an increase of $362,391 (44.0%). This increase results, primarily, from interest expense associated with financing the purchase of limited partnership interests, which totaled approximately $170,000 for the fiscal year ended March 31, 1995, the acquisition and assumption of debt obligations relating to the Oak Lawn, Libertyville and Golf/DIC acquisitions, which generated interest expense totaling approximately $203,000 for the fiscal year ended March 31, 1995, the financing of additional hardware and software upgrades and from increases in prevailing interest rates, which impact the Company's variable rate debt obligations. These increases were offset by decreases in interest expense relating to scheduled reductions in outstanding principal balances.

Other (income) expense, net decreased by $106,148 from $130,694 for the fiscal year ended March 31, 1994 to $24,546 for the fiscal year ended March 31, 1995. The decrease for the fiscal year ended March 31, 1995, results primarily from a $121,837 decrease in the Company's equity interest in the earnings of the Austin, Texas limited partnership, a prepayment penalty of $15,945 incurred during the third quarter of fiscal 1995 for the refinancing of the Bel Air, Maryland center debt, a $12,084 loss on the disposition of ultrasound imaging equipment in the Oak Lawn, Illinois center and $51,600 incurred to obtain the landlord's release from the Greenbelt, Maryland center facility lease, offset by an increase in interest income on invested cash of approximately $57,000.

Minority interest in income (loss) of limited partnerships decreased by $521,407 (49.7%) from $1,049,070 for the fiscal year ended March 31, 1994 to $527,663 for the fiscal year ended March 31, 1995. The decrease is primarily due to the impact of purchases of additional interests in certain limited partnerships by the Company during January 1994.

The Company's current provision for income taxes of $69,284 for the fiscal year ended March 31, 1995, consists primarily of current state income and franchise taxes ($44,284). The Company's current federal tax provisions of $25,000 and $12,000 for the fiscal years ended March 31, 1995 and 1994, respectively, represent amounts calculated in accordance with the alternative minimum tax provisions of the Internal Revenue Code. The Company's fiscal 1995 taxable income was offset through the utilization of net operating loss carryforwards available from prior years. During the fourth quarter of fiscal 1995, the Company recorded a benefit of $1,099,000 to reflect the recognition of the Company's net deferred tax assets calculated in accordance with Statement of Financial Accounting Standards No. 109. The recognition of this asset is based upon the Company's current belief that it is more likely than not that such assets will be realized. Due to the recognition of the foregoing net deferred tax asset, the Company will record provisions for income taxes on future taxable income at significantly higher effective rates than in fiscal 1995 and prior years.

For the reasons described above, the Company's net income for the fiscal year ended March 31, 1995 increased by $1,066,412 to $2,433,912 from $1,367,500 for the prior fiscal year. Fiscal 1995 net income includes the impact of two non-recurring items relating to the write down of the Elgin, Illinois center assets ($560,091) and the recognition of a deferred tax asset of $1,099,000, which increased the Company's net income for the year ended March 31, 1995 by approximately $539,000.

Federal legislation was enacted during the second quarter of fiscal 1994, which prohibits, effective January 1, 1995, the referral of Medicare or Medicaid patients to outpatient diagnostic imaging centers by physicians possessing a financial interest in such centers. In addition, certain states in which the Company operates have proposed or enacted similar legislation. As a result of this legislation, the Company purchased limited partnership interests in certain of the Company's imaging centers which were owned by physicians and other non-physician limited partners. Although, to date, the Company does not believe it has experienced any significant changes in its referral patterns resulting from such acquisitions, the Company is unable to predict the long-term effect of the foregoing legislation or the impact of the Company's purchases of limited partner interests on referrals to the Company's centers. The loss of referrals from former limited partners who refer Medicare, Medicaid or other patients to the Company's centers would have a material adverse impact on the Company's future net revenues, results of operations and liquidity.

Fiscal Year Ended March 31, 1994 Compared to Fiscal Year Ended March 31, 1993.
- ------------------------------------------------------------------------------

For the year ended March 31, 1994, revenue, net was $15,597,260 versus $14,829,554 for fiscal 1993 or a 5.2% increase. Increases in revenue, net resulted primarily from the acquisition of Oak Lawn Imaging center in January 1994 and the impact of the Company's newer centers such as OPEN MRI of Chicago and Airlite Imaging Center, which operated for the entire fiscal year ended March 31, 1994. Revenue, net of the Company's other centers decreased by approximately $183,213 or 1.3% reflecting reductions in patient volume and changes in reimbursement mix at certain of the Company's more mature centers offset by on approximately $630,000 reduction in fees paid to radiologists at these centers during fiscal 1994. Patient volume and reimbursement sources both significantly impact the Company's revenue, net. Patient medical costs are paid by managed care organizations, such as HMO's, Blue Cross/Blue Shield, Medicare and Medicaid, and private pay organizations, such as commercial insurance carriers. By virtue of contractual allowances obtained by certain of these reimbursement sources under contracts entered into with the Company, shifts in the mix of patients and their related reimbursement sources will impact revenue, net in the period in which they occur. Volume reductions are believed to result primarily from the impact of competition, increased utilization reviews by third party payers and the current national focus on reducing health care costs.

Payroll and related costs for the year ended March 31, 1994 decreased by
$618,676 (14%) to $3,957,626 from $4,576,302 for fiscal 1993.   This decrease is
primarily due to reductions in administrative and clinical staffing levels pursuant to a restructuring of the Company's operations during the third quarter of fiscal 1993. The Company expects to continue to operate at its current staffing levels during fiscal 1995.

Depreciation and amortization expense was $2,545,108 for the year ended March 31, 1994 versus $2,765,645 for the year ended March 31, 1993. This decrease resulted from a reduction in the level of equipment related capital expenditures during fiscal 1994 coupled with lower depreciation expense at certain of the Company's more mature imaging centers. Based on an increase in the Company's costs in excess of net assets acquired relating to the acquisition of Oak Lawn Imaging Center and currently anticipated levels of future capital spending, total depreciation and amortization expense is expected to increase in fiscal 1995.

Medical supplies and other operating costs include the cost of equipment and premises maintenance, medical supplies, other center expenses, and patient billing fees. Medical supplies and other operating costs increased by $48,598 from $5,138,285 for the year ended March 31, 1993 to $5,186,883 for the year ended March 31, 1994. This increase results primarily from an approximate $310,000 increase in operating rent expense incurred during the twelve months ended March 31, 1994 to lease the magnetic resonance imaging equipment installed in the Company's Philadelphia, Pennsylvania imaging center which was operational for the entire fiscal year. This increase was offset by decreases in the cost of patient billing services, film, contrast and other medical supplies, premises and certain other operating expenses which have resulted from various cost containment measures enacted by the Company. Medical supplies and other operating expenses, as a percentage of revenue, net declined during fiscal 1994. Management intends to continue to implement cost containment measures, where possible, during fiscal 1995 which are intended to further reduce this percentage.

Other general and administrative expenses for the year ended March 31, 1994 were $689,347 compared to $772,019 for fiscal 1993. The decrease results primarily from legal and consulting costs relating to the Company's proxy context and the Company's proposed merger with Medical Resources, Inc. (not completed) offset by reductions in substantially all other advertising, public relations and professional fees incurred by the Company.

Interest expense for the year ended March 31, 1994 was $824,420 as compared to $787,489 for fiscal 1993. This increase results primarily from interest expense incurred on capital leases entered into during fiscal 1994 and the debt financing of equipment and leasehold improvements at the Company's Allentown, Pennsylvania and OPEN MRI of Chicago, Illinois centers which were outstanding for the entire 1994 fiscal year. Increased interest expense at these centers was partially offset by a reduction in interest expense relating to other facilities. The financing of acquisitions of limited partnership interests, the Oak Lawn Imaging Center and any additional hardware and software upgrades coupled with recent increases in prevailing interest rates, which impacts the Company's variable rate mortgage and Allentown, Pennsylvania center debt obligations, is expected to cause interest expense to increase during fiscal 1995.

Other income, net decreased from $180,590 from the year ended March 31, 1993 to $130,694 for the year ended March 31, 1994. The decrease in the current fiscal year results primarily from a $225,874 gain on the sale of the Company's interest in a Birmingham, Alabama partnership which the Company realized during the prior fiscal year and a decrease in the Company's equity earnings in the Austin, Texas limited partnership. These decreases were offset by reduced financial, advisory and related expenses during fiscal 1994.

Minority interest in income (loss) of limited partnerships increased by $67,329 from $981,741 the year ended March 31, 1993 to $1,049,070 for year ended March 31, 1994. The increase is primarily due to increases in profitability experienced by certain of the Company's limited partnerships during the current fiscal year. In addition, the Company is no longer allocating losses of one partnership to its limited partners whose original capital contributions have been fully utilized. Due to the acquisition, effective January 1, 1994, of $2,185,005 of limited partnership interests by the Company, minority interest in income (loss) of limited partnerships is expected to decrease in fiscal 1995.

The Company's provision for income taxes of $108,000 for the year ended March 31, 1994 consists primarily of current state income and franchise taxes. The Company's current federal income tax provision for the fiscal years ended March 31, 1994 and 1993 was substantially reduced through the utilization of net operating loss carryforwards from prior years. The Company will record provisions for income taxes on future taxable earnings at less than standard federal and state income tax rates due to additional net operating losses which are available to the Company as of March 31, 1994.

For the reasons described above, the Company's net income for the year ended March 31, 1994 was $1,367,500 compared to a net loss of ($593,982) for fiscal 1993.

Inflation
- ---------

Inflation and changing prices have generally impacted the Company only in the salary and benefit areas and have not been material to the Company's operations. In the event of increased inflation, management believes that the Company may not be able to raise the prices for its services by an amount sufficient to offset the cost of inflation.

Management believes the Company is well positioned to counter the impact of inflation on its operating margins given its mix of mature centers with upgraded equipment, as well as newer facilities which offer the increased efficiency and the high volume capacity of state of the art diagnostic imaging equipment.

Liquidity
- ---------

The Company had net income of $2,433,912 for the fiscal year ended March 31, 1995 versus net income of $1,367,500 for the comparable prior fiscal year. At March 31, 1995, the Company's working capital totaled $10,226,405 which includes cash and cash equivalents totaling $3,966,804, marketable securities totaling $1,125,643 and short-term investments totaling $886,609. The Company generated $4,387,428 and $3,408,449 in net cash flow from operating activities during the fiscal years ended March 31, 1995 and 1994, respectively, or an increase of $978,979. Cash provided by operating activities during the fiscal year ended March 31, 1995 resulted from operating cash flows of $5,774,570 offset by a $1,387,142 net increase in the Company's current assets and liabilities. The increase in operating cash flows and cash provided by operating activities results primarily from the increase in the Company's profitability during fiscal 1995.

Investing activities utilized $4,515,149 in cash during fiscal 1995.    The
Company invested $1,705,020 in purchases of equipment, leasehold improvements and upgrades primarily for the Oak Lawn and Libertyville, Illinois and Bel Air and Seabrook, Maryland imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company invests substantially all of its excess cash balances in government securities, certificates of deposit and other fixed income instruments with maturities of up to one year. Such maturities are scheduled to coincide with the Company's anticipated capital needs. The Company's net purchases of short-term investments and marketable securities totaled $1,775,435 during fiscal 1995. In addition, the Company expended $976,794, net of cash acquired, substantially all of which was for the acquisition of Golf/DIC. The Company acquired $48,800 of limited partnership interests for cash during fiscal 1995 and may acquire additional limited partnership interests in certain of its centers due to Federal legislation relating to the referral of Medicare and Medicaid patients by physician investors in such centers.

Financing activities provided net cash totaling $375,547 which is comprised of $2,134,292 utilized for the repayment of debt and capital lease obligations and $135,656 of limited partnership distributions during the fiscal year ended March 31, 1995. These uses of cash were offset by proceeds from borrowings of $2,617,683 representing notes payable incurred for financing of purchases of new imaging equipment placed in service at the Oak Lawn and Libertyville, Illinois centers ($950,087), equipment upgrades for the Bel Air, Maryland and New Jersey centers ($401,654), leasehold improvements at the Philadelphia, Pennsylvania and Seabrook, Maryland facilities ($715,942) and acquisition financing related to the purchase of Golf/DIC ($550,000).

At March 31, 1995, the Company had $767,781 in obligations under capital leases compared to $1,103,833 at March 31, 1994. These obligations relate primarily to the financing of imaging equipment at the Philadelphia, Pennsylvania and OPEN MRI of Chicago centers.
Repayments under capital leases totaling $336,052 were made during the year ended March 31, 1995.

In addition to the foregoing financing transactions, the Company entered into an operating lease for its equipment in the Seabrook, Maryland center, and assumed $1,982,617 of note payable obligations in conjunction with its acquisition of Golf/DIC.

During the fiscal year ended March 31, 1993, on the basis of declining amounts of cash generated by operating activities, the Company adopted a policy of reducing operating expenses and enhancing cash management. Management reduced the size of the Company's staff and reorganized administrative and imaging center personnel. Management intends to continue to implement cost reductions throughout fiscal 1996 wherever possible. Management of the Company believes that various medical cost containment measures being implemented by Federal and state governments and third party payers can be expected to place pressure on both the amounts charged for MR and other diagnostic imaging procedures and the number of patient referrals from physicians. Management expects that these efforts will put downward pressure on the Company's revenue, net and cash generated by operating activities. Management is seeking to offset these pressures by controlling the costs and expenses described above, by increased marketing efforts and steps taken to enhance the Company's professional medical representation in the communities where its centers are located.

To date, the Company has been able to obtain financing for its diagnostic imaging equipment through equipment vendors, equipment financing companies and banks and the Company expects to be able to obtain additional financing, as required, in the future. However, there can be no assurance that such financing will be available from such lending sources or any other party on terms that will be favorable to the Company.

Capital Resources
- -----------------

The Company believes that the existing cash and cash equivalents, short-term investments and cash generated from operating activities will be sufficient to meet the needs of its current operations, any acquisitions of additional limited partnership interests in the Company's centers, anticipated capital expenditures, scheduled debt repayments and limited partner distributions.

Management of the Company believes that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. Other than the Morgan Medical Holdings, Inc. transaction, which is described in the accompanying Notes to the Consolidated Financial Statements, the Company is not a party to any agreements or letters of intent relating to the acquisition of additional centers at March 31, 1995. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. Management intends to pursue the acquisition of additional centers if its analysis of these factors indicates the Company would receive a favorable return from investing in these centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. No assurances can be given that additional centers will be acquired or as to the terms thereof. In the event that the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

Item 7.  Financial Statements.
- ------------------------------

The response to this item is included in a separate section of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
- ------------------------------------------------------------------------
Financial Disclosure.
- ---------------------

During the fiscal year ended March 31, 1995, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III
                                    --------

Item 9.  Directors,  Executive Officers, Promoters and Control
- --------------------------------------------------------------
Persons: Compliance With Section 16 (a) of the Exchange Act.
- ------------------------------------------------------------

          The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1995 Annual Meeting of the Shareholders and is incorporated herein by reference.

Item 10.  Executive Compensation.
- ---------------------------------

          The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1995 Annual Meeting of the Shareholders and is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
- -------------------------------------------------------------------------

          The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1995 Annual Meeting of the Shareholders and is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
- ---------------------------------------------------------

          The information required by this Item will be included in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Company's 1995 Annual Meeting of the Shareholders and is incorporated herein by reference.


Item 13.  Exhibits, Lists and Reports on Form 8-K.
- --------------------------------------------------

(a)  Exhibits:

(1)  Financial Statements.+

     (i)  Report of Independent Accountants.

     (ii) Consolidated Balance Sheets as of March 31, 1995 and   March 31, 1994.

     (iii)Consolidated Statements of Operations for the years ended March 31, 1995, 1994 and 1993.

     (iv) Consolidated Statements of Cash Flows for the years ended March 31, 1995, 1994 and 1993.

     (v)  Consolidated Statements of Changes in Shareholders'
          Equity for the years ended March 31, 1995 1994 and 1993.

     (vi) Notes to Consolidated Financial Statements.

(3)  (i)  Certificate of Incorporation.****

     (ii) Certificate of Ownership of NMR of Delaware, Inc.****

     (iii)By-laws.****

(4) Indenture dated as of July 1, 1986 between Company and The Trust Company of New Jersey including form of Debenture.**

(10) (i)     Form of 8% Subordinated Note.**

     (ii)    Agreement between Image Sub, Inc. and Imaging
             Associates, P.A., and amendments thereto.**

     (iii)   Certificate and Agreement of Limited Partnership of
             NMR Associates I,  a New Jersey limited partnership.**

     (iv) Certificate and Agreement of Limited Partnership of MR Associates I, a Pennsylvania limited partnership.**

     (v) Certificate and Agreement of Limited Partnership of MR Associates of Allentown, a Pennsylvania limited partnership.**

     (vi) Certificate and Agreement of Limited Partnership of MR Associates of Morristown, a New Jersey limited partnership.**

     (vii)   Incentive Stock Option and Non-statutory Option
             Plan.**

     (viii)  Certificate of Limited Partnership of MR Partners of
             Greenbelt, a Maryland limited partnership.**

     (ix)    Certificate and Agreement of Limited Partnership of
             MR Associates of Chicago, an Illinois limited partnership.**

     (x)     Acquisition Agreement among Registrant, Diagnostic
             Network, Incorporated (DNI) and NMR Newco, Inc.***

     (xi) Plan of Reorganization and Agreement of Merger dated as of June 26, 1987 among Registrant, DNI and NMR
             Newco, Inc.***

     (xii) Rights Agreement dated as of December 23, 1988 between Registrant and American Stock Transfer and
             Trust Company*****

     (xiii) Employment Agreement dated March 1, 1991, between NMR of America, Inc. and Joseph Guy Dasti, and amendments and restatements thereto dated March 1, 1993, August 5, 1993 and June 21, 1994.+

     (xiv)   Certificate and Agreement of Limited Partnership of

             Garden State Imaging Partners, a Delaware limited partnership.*******

     (xv)    Certificate and Agreement of Limited Partnership of
             Harford County Imaging Partners, a Delaware limited partnership.*******

     (xvi)   Certificate and Agreement of Limited Partnership of
             Accessible MRI, a Delaware limited partnership.*******

     (xvii) Stock Purchase Agreement dated January 21, 1994 among Registrant, Eduardo Nijensohn, M.D. and John A. Gall, M.D.******

     (xviii) Agreement and Plan of Reorganization, dated January
             21, 1994, among the Registrant and Eduardo Nijensohn,
             M.D.******

     (xix)   Employment Agreement dated December 7, 1992, between
             NMR of America, Inc. and John P. O'Malley III, and amendments and restatements thereto dated August 5, 1993 and June 21, 1994.+

(11) Computation of Shares Used for Earnings Per Share Calculation+

(21) Subsidiaries

               Name                          State of Incorporation
               ----                          ----------------------

               Imaging Networks,
               Incorporated                  Delaware
               Diagnostic Networks
               of Texas, Incorporated        Texas
               Oak Lawn Imaging Center,
               Incorporated                  Illinois
               Oak Lawn Magnetic Resonance
               Imaging Center, Incorporated  Illinois

(23) Consents of experts and counsel

     (i)  Consent of Coopers & Lybrand L.L.P. Independent Accountants


- ---------------------------
*Incorporated by reference from Company's Registration Statement on Form S-18 (File No. 2-85281-NY).

**Incorporated by reference from Company's Registration Statement on Form S-1 (File No. 33-5567).

***Incorporated by reference from Company's Current Report on Form 8-K for July 1, 1987.

****Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.

*****Incorporated by reference from the Company's Current Report on Form 8-K for December 23, 1988.

******Incorporated by reference from Company's Current Report on Form 8-K dated January 21, 1994, as amended.

******Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994.

+ Filed herewith

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fiscal year ended March 31, 1995.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NMR OF AMERICA, INC.

                                        By/s/ Joseph G. Dasti
                                          --------------------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                     Title                       Date
- ---------                     -----                       ----


/s/Joseph G. Dasti       President and Director           June 27, 1995
- ----------------------
  Joseph G. Dasti        (Principal Executive Officer)


/s/ John P. O'Malley III
- ------------------------
John P. O'Malley III     Executive Vice President-        June 27, 1995
                         Finance (Principal Financial
                         and Accounting Officer)


/s/ Donald W. Arthur     Director                         June 27, 1995
- ----------------------
Donald W. Arthur


/s/ David L. Bloom, M.D. Director                         June 27, 1995
- ------------------------
David L. Bloom, M.D.


/s/ John A. Faraone      Director                         June 27, 1995
- ----------------------
John A. Faraone


/s/ Joseph Zappala       Director                         June 27, 1995
- ----------------------
Joseph Zappala

NMR of America, Inc., and Subsidiaries

Report of Independent Accountants
- ---------------------------------


The Shareholders of NMR of America, Inc.

We have audited the accompanying consolidated balance sheets of NMR of America, Inc., and Subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMR of America, Inc., and Subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.




                                          COOPERS & LYBRAND L.L.P.











Parsippany, New Jersey
June 16, 1995

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
- ---------------------------

         Assets                                   March 31,
_______________________________________________________________________
                                             1995             1994
_______________________________________________________________________


Current Assets:
  Cash and cash equivalents                $3,966,804     $ 3,718,978
  Marketable securities                    $1,125,643         611,303
  Short-term investments                      886,609
  Due from affiliated physician
    associations, net                       9,498,268       8,024,542
  Other current assets                        903,373         807,837
_______________________________________________________________________
     Total current assets                  16,380,697      13,162,660
_______________________________________________________________________
Land, buildings and equipment              31,360,133      27,945,883
  Less, accumulated depreciation
    and amortization                       19,580,504      16,494,306
_______________________________________________________________________
                                           11,779,629      11,451,577
Cost in excess of net assets
  acquired                                  4,497,974       2,575,221
Deferred income taxes                       2,495,000
Other assets                                1,571,547       1,783,720
_______________________________________________________________________
Total assets                              $36,724,847     $28,973,178
_______________________________________________________________________
- -----------------------------------------------------------------------
























The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
- ---------------------------

        Liabilities and Shareholders' Equity           March 31,
_______________________________________________________________________
                                                  1995         1994
_______________________________________________________________________

Current Liabilities:
  Accounts payable and
    accrued expenses                         $ 3,098,931   $2,701,579
  Current installments on capital
    lease obligations                            286,263      336,059
  Current installments on notes and
    mortgage payable                           2,769,098    1,733,721
_____________________________________________________________________

         Total current liabilities             6,154,292    4,771,359
______________________________________________________________________

Convertible subordinated debt, net             2,056,417    2,126,083
Obligations under capital leases,
  less current installments                      481,518      767,774
Notes and mortgage payable,
  less current installments                   10,451,119    8,684,435
Deferred income taxes                          1,396,000
Minority interest in limited partnerships      2,155,665    1,721,683

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.01 par value;
  authorized 30,000,000 shares,
  5,416,967 and 5,257,080 shares
  issued and outstanding at
  March 31, 1995 and 1994,
  respectively                                    54,169       52,571
Additional paid-in capital                    11,570,401   10,923,047
Unrealized gains and (losses)                     14,208
Retained earnings                              3,854,255    1,420,343
Less, 364,958 and 377,326
  common shares in Treasury at
  March 31, 1995 and 1994,
  respectively, at cost                      ( 1,463,197)  (1,494,117)
_______________________________________________________________________
Shareholders' equity                          14,029,836   10,901,844
_______________________________________________________________________
Total liabilities and shareholders'
    equity                                   $36,724,847  $28,973,178
_______________________________________________________________________
- -----------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Operations
- -------------------------------------

                                                 Years Ended March 31,
_______________________________________________________________________________

                                            1995         1994          1993
_______________________________________________________________________________


Revenue, net                             $17,987,824  $15,597,260  $14,829,554
_______________________________________________________________________________

Costs and Expenses:
  Payroll and related costs                4,780,025    3,957,626    4,576,302
  Depreciation and amortization            2,951,400    2,545,108    2,765,645
  Medical supplies and other
    operating costs                        6,048,762    5,186,883    5,138,285
  Center upgrade costs                                                 582,645
  Non-recurring write-down of
    center equipment                         560,091
  Other general and administrative           553,422      689,347      772,019
______________________________________________________________________________
                                          14,893,700   12,378,964   13,834,896
______________________________________________________________________________
Operating income                           3,094,124    3,218,296      994,658

Interest expense                           1,186,811      824,420      787,489
Other (income) expense, net             (     24,546)(    130,694)(    180,590)
_______________________________________________________________________________

Income before minority
  interest and income taxes                1,931,859    2,524,570      387,759
Minority interest in income of
  limited partnerships                       527,663    1,049,070      981,741
_______________________________________________________________________________

Income (loss) before income taxes          1,404,196    1,475,500 (    593,982)
(Benefit from) provision
  for income taxes                      (  1,029,716)     108,000
_______________________________________________________________________________

Net income (loss)                        $ 2,433,912  $ 1,367,500 ($   593,982)
_______________________________________________________________________________
- -------------------------------------------------------------------------------

Per Share Data:


Primary:
Net income (loss) per share              $     .49    $     .29    ($     .12)
_______________________________________________________________________________
- -------------------------------------------------------------------------------

Fully diluted:
Net income (loss) per share              $     .47    $     .29    ($     .12)
_______________________________________________________________________________
- -------------------------------------------------------------------------------





The accompanying notes are an integral part of the consolidated financial statements.
                                         F-4

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows
- -------------------------------------
                                                   Years Ended March 31,
__________________________________________________________________________________
                                               1995           1994          1993
__________________________________________________________________________________
Cash flows from operating activities:
  Net income (loss)                         $2,433,912     $1,367,500  ($  593,982)
___________________________________________________________________________________

  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization          2,951,400      2,545,108    2,765,645
      Minority interest in income of
        limited partnerships                   527,663      1,049,070      981,741
      Deferred income taxes                ( 1,099,000)
      Equity in loss (income) from
        partnership                             68,770    (    53,067) (   159,457)
      Gain on sale of limited partnership
        interests                                                      (   269,509)
      Contractor reimbursement for lost
        revenues                          (    91,620)
      Proceeds from sale of marketable
        securities-trading                     411,270
      Loss on disposition of
        center assets                           12,084         47,021      212,075
      Non-recurring write-down of center
        equipment                              560,091
      Unrealized gain on
        marketable securities                              (    9,464)
  Changes in assets and liabilities,
    net of acquired centers:

      Increase in amount due from
        affiliated physician
        associations, net                  (   965,897)   ( 2,196,385) (    30,798)
      (Increase) decrease in other
        current assets                     (   130,104)       188,810      480,624
      (Increase) decrease in other assets  (    92,931)       159,969      367,914
      (Decrease) increase in accounts
        payable and accrued expenses       (   198,210)       531,966       36,111
      Decrease in other liabilities                       (   222,079) (   142,124)
__________________________________________________________________________________

   Total adjustments                         1,953,516      2,040,949    4,242,222
__________________________________________________________________________________

   Net cash provided by operating
      activities                             4,387,428      3,408,449    3,648,240
__________________________________________________________________________________





The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows
- -------------------------------------
                                                      Years Ended March 31,
___________________________________________________________________________________
                                           1995          1994          1993
___________________________________________________________________________________
Cash flows from investing activities:
  Purchase of equipment                    ( 1,705,020)   (   338,080) ( 4,230,970)
  Purchase of short-term investments       (   869,000)
  Purchase of marketable securities        ( 1,111,435)   ( 1,201,839)
  Purchase of limited partnership
    interests                              (    48,800)   ( 2,185,005) (   347,432)
  Acquisition of purchase option                          (   200,000)
  Acquisition of centers, net of cash
    acquired                               (   976,794)   (   325,000)
  Proceeds from sale of marketable
    securities                                 205,000        600,000
  Proceeds from disposition of
    center assets                                6,250
  Other                                    (    15,350)   (    11,014)
__________________________________________________________________________________

  Net cash used in investing activities    ( 4,515,149)   ( 3,660,938) ( 4,578,402)
___________________________________________________________________________________
Cash flows from financing activities:
  Repayments of debt, including capital
    lease obligations                      ( 2,134,292)  ( 1,587,922) ( 1,707,178)
  Distributions to limited partners        (   135,656)  (   683,067) ( 1,135,972)
  Capital contributions from
    limited partners, net                                                 443,285
  Proceeds from borrowings                   2,617,683     2,319,500    3,415,000
  Purchase of common stock warrants                      (    12,000) (    11,139)
  Proceeds from conversion of warrants
    to common stock, net                                                   27,000
  Proceeds from stock issuance and
    exercise of stock options                   27,812                     17,500
  Purchases of treasury stock                                         ( 1,213,804)
- ----------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                       375,547        36,511  (   165,308)
- ----------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                         247,826   (   215,978) ( 1,095,470)
  Cash and cash equivalents
    at April 1,                              3,718,978     3,934,956    5,030,426
- ---------------------------------------------------------------------------------
  Cash and cash equivalents
    at March 31,                            $3,966,804    $3,718,978   $3,934,956
__________________________________________________________________________________




The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows
- -------------------------------------
                                                      Years Ended March 31,
___________________________________________________________________________________
                                           1995          1994          1993

___________________________________________________________________________________
Supplemental Disclosure of Cash Flow Information:



Cash paid during the year for:
      Income Taxes, net of refunds
        totaling $26,474 in 1995,
        $155,676 in 1994 and
        $269,491 in 1993                    $    69,345  ($   131,237) $    54,125
      Interest                              $ 1,187,160   $   829,419  $   784,169



Supplemental Schedule of Noncash Activities:


    Capital lease obligations incurred
      for use of equipment                  $     ---     $   591,517  $   815,400
    Notes payable obligation
      assumed in connection with
      acquisition of center                 $ 1,982,617   $ 1,475,000  $     ---
    Stock issued in connection with
      acquisition of center                 $   500,000   $   487,500  $     ---
    Notes payable issued in connection
      with acquisition of center            $     ---     $   435,000  $     ---
    Note payable obligation incurred in
      connection with acquisition
      of purchase option                    $     ---     $   593,000  $     ---
    Note payable obligation incurred in
      connection with refinancing of Bel
      Air, Maryland center debt             $ 2,493,683   $     ---    $     ---
    Additions to fixed assets included
      in accounts payable and accrued
      expenses                              $   214,410   $     ---    $     ---
    Conversion of subordinated debebtures
      to common stock                       $   111,999   $     ---    $    84,000
    Unrealized gain on marketable
      securities available-for-sale         $    14,208   $     ---    $     ---
    Contribution to 401(k) plan             $    10,061   $     ---    $     ---




The accompanying notes are an integral part of the consolidated financial statements.

                                                       NMR of America, Inc. and Subsidiaries
                                            Consolidated Statement of Changes in Shareholders' Equity


                                                         Additional                          Unrealized  Retained       Total
                                        Common Stock      Paid-In        Treasury Stock        Gains     Earnings   Shareholders'
                                      Shares    Amount    Capital      Shares      Amount    (losses)   (Deficit)      Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Balances At March 31, 1992          5,058,312  $50,583  $10,332,174    (78,906)   ($280,313)              $646,825   $10,749,269

Purchase of common stock                                              (298,420)  (1,213,804)                          (1,213,804)
Issuance of common stock                3,103       31       17,469                                                       17,500
Conversion of subordinated
  debentures to common stock           18,665      187       83,813                                                       84,000
Purchase of warrants                                        (11,139)                                                     (11,139)
Conversion of warrants to
  common stock                         27,000      270       26,730                                                       27,000
Net income for fiscal 1993                                                                                (593,982)     (593,982)
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1993          5,107,080   51,071   10,449,047   (377,326)  (1,494,117)                52,843     9,058,844
- ----------------------------------------------------------------------------------------------------------------------------------
Purchase of warrants                                        (12,000)                                                     (12,000)
Issuance of common stock              150,000    1,500      486,000                                                      487,500
Net income for fiscal 1994                                                                               1,367,500     1,367,500
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1994          5,257,080   52,571   10,923,047   (377,326)  (1,494,117)             1,420,343    10,901,844
- ----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock              135,000    1,350      528,650                                                      530,000
Conversion of subordinated
  debentures to common stock           24,887      248      111,751                                                      111,999
Exercise of employee
  stock options                                               2,187     10,250       25,625                               27,812
401(k) plan contributions                                     4,766      2,118        5,295                               10,061
Unrealized gain on securities
  held for sale                                                                                14,208                     14,208
Net income for fiscal 1995                                                                               2,433,912     2,433,912
- ----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1995          5,416,967  $54,169  $11,570,401   (364,958) ($1,463,197)  $14,208   $3,854,255   $14,029,836
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                F-8

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


1. The Company and Its Significant Accounting Policies

The Company - NMR of America, Inc., and Subsidiaries (the "Company") is engaged
- -----------
in installing and maintaining imaging systems used for diagnostic purposes in offices operated by private physicians.

Consolidation - The accompanying consolidated financial statements include the
- -------------
accounts of NMR of America, Inc., its wholly-owned subsidiaries and certain limited partnerships in which the Company is a general partner. All material intercompany balances and transactions have been eliminated. As general partner, the Company is subject to all the liabilities of a general partner and as of March 31, 1995, is entitled to share in partnership profits, losses and distributable cash as follows:
                                                    Company Share of
                                                   Profits, Losses and
       Partnership                                   Distributions
       -----------                                   -------------
NMR Associates I (Union, New Jersey)                       64%
MR Associates I (Philadelphia, Pennsylvania)               98%
MR Associates of Allentown (Allentown, Pennsylvania)       96%
MR Associates of Morristown (Morristown, New Jersey)       94%
MR Partners of Greenbelt (Greenbelt, Maryland)             87%
MR Associates of Chicago (Chicago, Illinois)               87%
Garden State Imaging Partners (Marlton, New Jersey)        91%
Harford County Imaging Partners (Bel Air, Maryland)        63%
Accessible MRI (Chicago, Illinois)                         80%
Golf MRI Center (Des Plaines, Illinois)                    75%
Diagnostic Imaging Center (Des Plaines, Illinois)          75%

The Company owns a 100% interest in imaging centers located in Elgin, and Libertyville, Illinois and 90% of the outstanding common stock of a multi-modality imaging center located in Oak Lawn, Illinois. The Company owns a 38% interest in an Austin, Texas limited partnership, which is accounted for using the equity method. The Company is also paid a monthly management fee based on patient cash collections and/or patient volume under management agreements with certain of the partnerships.

During the second quarter of the fiscal year ended March 31, 1993, accumulated losses, from inception, of the Company's Harford County, Maryland limited partnership fully offset the capital contributed by its limited partners. Accordingly, losses incurred in excess of such limited partnership capital have been charged, in full, to the Company as general partner. Future profits, if any, in the Harford County partnership will be allocated, in full, to the Company as general partner until such profits equal the Company's excess share of allocable losses. Thereafter, future profits and losses will be allocated in accordance with the parties respective ownership interests.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


1.  The Company and Its Significant Accounting Policies (continued)

Reclassification - Certain prior year items have been reclassified to conform to
- ----------------
the current year presentation.

Cash and Cash Equivalents - For financial statement purposes cash equivalents
- -------------------------
include short-term investments with an original maturity of ninety days or less. At March 31, 1995 and 1994, respectively, the Company had investments in money market accounts and certificates of deposit of $729,759 and $1,060,564. Cash and cash equivalents includes $1,673,598 and $428,733 as of March 31, 1995 and 1994, respectively, representing funds of the various partnerships.

Marketable Securities - The Company adopted effective April 1, 1994, Statement
- ---------------------
of Financial Accounting Standards No. 115, ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires a more detailed disclosure of debt and equity securities held for investment, the methods to be used in determining fair value and when to record unrealized holding gains and losses in earnings or in a separate component of shareholders' equity. Debt securities for which the Company does not have the intent or the ability to hold to maturity are classified as available-for-sale along with the Company's investments in equity securities. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Any realized gains and losses are determined on the specific identification method. In accordance with SFAS 115, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as a result of adopting SFAS 115 in fiscal 1995 was not material.

Property and Equipment - Property and equipment are being depreciated for finan-
- ----------------------
cial accounting purposes using the straight-line method over their respective estimated useful lives ranging from three to ten years. Leasehold improvements are being amortized over ten years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

Deferred Pre-Operating and Organizational Costs - The Company capitalizes costs
- -----------------------------------------------
associated with the organization and start-up of the various limited partner-ships and Company-owned centers. Such costs are amortized on a straight-line basis over a five-year period beginning with the commencement of operations at each location.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


1.  The Company and Its Significant Accounting Policies (continued)

Cost in Excess of Net Assets Acquired - The excess of the purchase price over
- -------------------------------------
the fair market value of net assets acquired is being amortized using the straight-line method over 20 years. As of March 31, 1995 and 1994, accumulated amortization amounted to $274,544 and $115,425, respectively.

During the year ended March 31, 1993, the Company reallocated $318,000 of cost in excess of net assets acquired to property, plant and equipment as a result of a vendor discount received in connection with a business acquisition made by the Company. The magnetic resonance imaging equipment has been installed in the Company's Philadelphia, Pennsylvania imaging center. As a result, the unamortized carrying value ($318,000) of the related cost in excess of net assets acquired is being amortized over a five year period.

The Company periodically reviews goodwill to assess recoverability, and an impairment would be recognized in operating results if a permanent diminution in value were to occur.

Earnings Per Share - Earnings per share is computed on the basis of the weighted
- ------------------
average number of common shares outstanding and dilutive common stock equivalents. Common stock equivalents consist of stock options and warrants. For the years ended March 31, 1994 and 1993, earnings per share is computed on the basis of the weighted average number of common shares outstanding during each year as the Company's common stock equivalents had an anti-dilutive effect. The shares issued by the Company in connection with the purchases of Oak Lawn Imaging Center, Golf MRI Center and Diagnostic Imaging Center were considered outstanding from the date of acquisition.

The Convertible Subordinated Debentures are not common stock equivalents and are not included in the calculation of primary earnings per share. The debentures were also not assumed converted for purposes of calculating fully diluted earnings per share for the years ended March 31, 1994 and 1993, as such conversion would have been antidilutive for such years.

The number of common shares used to compute primary and fully diluted net income
(loss) per share are as follows:

                    1995        1994        1993
                    ----        ----        ----
Primary          5,017,952    4,757,102   4,800,122
Fully Diluted    5,589,900    4,757,102   4,800,122

New Accounting Standards - Statement of Financial Accounting Standards No. 121
- ------------------------
"Accounting for the Impairment of Long-Lived Assets and for

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


1.  The Company and Its Significant Accounting Policies (continued)

Long-Lived Assets to Be Disposed Of" ("SFAS 121") is effective for the Company's year ending March 31, 1997. The adoption of FAS 121 is not expected to have a material effect on the Company's financial position or results of operations.

2.   Due from Affiliated Physician Associations

For consolidated centers which the Company developed, it has entered into agreements with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements have terms of up to six years and are renewable at the option of the Company. The Physician's principal, Dr. David L. Bloom, is a director of the Company.
Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pay a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including the related financing costs, a charge per invoice processed and a charge based upon system usage for each Company-installed imaging system in operation. These fees, net of a contractual allowance based upon Physicians ability to pay, constitute the Company's revenue, net for developed sites.

For consolidated centers which the Company has acquired, subsidiaries of the Company have entered into agreements with unaffiliated professional corporations to provide radiological services under Dr. Bloom's administration. Accordingly, revenue, net for acquired centers consists of patient billings adjusted for contractual reductions which have been negotiated with various third-party payers. Fees paid to radiologists at these centers are reflected as a component of medical supplies and other operating expense in the accompanying statements of operations.

Certain revenues are subject to audit and retroactive adjustment by third party payers. The Company is aware of no pending audits or proposed adjustments and no provisions for estimated retroactive adjustments have been provided.

3.   Short-term Investments

Short term investments at March 31, 1995 are stated at cost plus accrued interest and consist of certificates of deposit having original maturities of greater than three months but not in excess of one year.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


4.   Marketable Securities

Marketable securities classified as available-for-sale, held-to-maturity and trading are as follows:

                                                     Gross     Fair
                                                  unrealized   market
                                      Cost          gains      value
                                   ----------    ----------  ---------
     March 31, 1995

Available-For-Sale:
  U.S. Government obligations      $1,111,435   $   14,208  $1,125,643
                                   ==========   ==========  ==========

   March 31, 1994

Available-For-Sale:
  U.S. Government obligations      $  201,839   $    4,262  $  206,101
Trading:
  Equity securities                   400,000        5,202     405,202
                                   ----------   ----------  ----------
                                   $  601,839   $    9,464  $  611,303
                                   ==========   ==========  ==========

There were no investments in debt or equity securities classified as trading or held-to-maturity at March 31, 1995.

At March 31, 1995, all investments in debt securities have maturities of less than one year.

5.   Property and Equipment

Property and equipment stated at cost are set forth below:

                                                      March 31,
  --------------------------------------------------------------------
                                                 1995          1994
  --------------------------------------------------------------------
  Diagnostic equipment under capital leases  $19,260,564   $18,269,704
  Diagnostic equipment under capital leases    1,402,367     1,406,917
  Leasehold improvements                       4,486,404     4,237,068
  Land and buildings                           1,353,569     1,337,835
  Equipment                                    3,600,164     2,105,694
  Furniture and fixtures                         616,519       545,279
  Construction in progress                       640,546        43,386
  --------------------------------------------------------------------
                                             $31,360,133   $27,945,883
  ====================================================================

Depreciation expense for the years ended March 31, 1995, 1994 and 1993 amounted to $2,527,773, $2,197,181 and $2,522,996, respectively.

Accumulated amortization relating to property and equipment under capital leases at March 31, 1995 and 1994 was $510,570 and $269,281, respectively.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


5.   Property and Equipment (continued)

The following is a schedule by fiscal year of the minimum future lease payments under capital leases as of March 31, 1995:

            Year ending March 31,
                    1996                          $  322,138
                    1997                             288,796
                    1998                             165,604
                    1999                              53,558
                    2000                               ---
                 thereafter                            ---
- ----------------------------------------------------------------------
            Total minimum lease payments             830,096
       Less:  amount representing
                 interest (imputed at an average
                 rate of 5.8%)                        62,315
- ----------------------------------------------------------------------
            Present value of
              minimum lease payments                 767,781
            Less current installments                286,263
- ----------------------------------------------------------------------
            Obligations under capital leases,
              less current installements          $  481,518
======================================================================

6.   Convertible Subordinated Debentures

In July 1986, the Company completed a public offering of 8% Convertible Subordinated Debentures of $4,000,000 due 2001 and received $3,365,000, net of underwriting discount and other expenses. The debentures are redeemable at a declining premium after July 1988, contain a mandatory sinking fund provision calculated to retire 90% of the debentures before maturity at a rate of 10% per year commencing in July 1992, and are convertible into the Company's common stock at any time prior to maturity at $4.50 per share. As of March 31, 1995, $1,833,000 of the debentures have been converted into the Company's common stock. Under the provisions of the indenture, the Company has not been required to meet its sinking fund requirement as a result of the cumulative debenture conversions and does not expect to make a sinking fund payment until fiscal 1997.

7.   Notes and Mortgage Payable

In March 1995 the Company financed leasehold improvements made at its new Seabrook, Maryland center necessary for the installation of MR and computerized axial tomography (CT) imaging equipment with an aggregate cost of $672,546. These leaseholds were financed using a four year note due March 1999, which bears interest at 11.8% and requires monthly payments of $17,473, including interest.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


7.   Notes and Mortgage Payable (continued)

In January 1995, in connection with the acquisition of Golf MRI L.P. and Diagnostic Imaging Center L.P. the Company consolidated and refinanced the center's existing equipment debt obligations, aggregating $1,823,167, using a five year bank term note bearing interest at a variable rate equal to the bank's prevailing prime rate (9.0% at March 31, 1995) plus one percent. The note requires monthly installments of $36,729, including interest, and is due on March 31, 2000. In addition, the Company assumed $34,450 of notes payable to former limited partners of Diagnostic Imaging Center which bear interest at a rate of 10%, require quarterly payments of $8,612 plus interest and are due in December 1995, and a $125,000 two year note payable to the former general partner, which does not bear interest. The Company financed $550,000 of the cash portion of the acquisition price with a bank using a five year term note bearing interest at a variable rate equal to the bank's prevailing prime rate (9.0% at March 31, 1995) plus one percent. The note requires monthly installments of $11,417, including interest, and is due on March 31, 2000. The note agreement requires the Company to meet certain financial ratios as of March 31 of each year the agreement is in effect. The foregoing bank notes are collateralized by the center's imaging equipment.

In January 1995, in conjunction with the acquisition of an imaging center in Libertyville, Illinois, the Company renegotiated the remaining principal on the Center's equipment debt and refinanced the $650,000 balance using a five year note payable to a bank which bears interest at a variable rate equal to the bank's prevailing prime rate (9.0% at March 31, 1995) plus one-half percent. The note requires monthly installments of $13,294, including interest, and is due in December 1999. The note is collateralized by the center's magnetic resonance imaging equipment.

In December 1994, the Company refinanced the imaging equipment and leasehold improvement debt of its Bel Air, Maryland center with a remaining principal balance of $2,493,683 as of the date of the refinancing. In conjunction with the refinancing, the Company also financed the cost of upgrades to its MR and nuclear medicine equipment with an aggregate cost of $238,614. The Company incurred a prepayment penalty of $15,945 in conjunction with the refinancing, which was included as a component of other expense (income), net in the accompanying statement of operations for the year ended March 31, 1995. The note payable obligation, aggregating $2,748,242 of principal is payable over a seven year term due January 2001, bears interest at 11.25% and requires fixed monthly payments of $40,000, including interest, during the first 24 months and $61,465, including interest, or the remaining term. The note is collateralized by the related imaging equipment.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


7.   Notes and Mortgage Payable (continued)

In December 1994, the Company financed equipment upgrades aggregating $147,095 at its Marlton, Union and Morristown, New Jersey and Chicago,
Illinois centers using a five year note due January 2000, which bears interest
at a rate of 11.25% and requires monthly payments of $3,217,   including
interest. The note is collateralized by the related imaging equipment.

In November 1994, the Company purchased mammography imaging equipment for its Oak Lawn, Illinois center at a cost of $59,478. The Company financed the purchase using a five year bank note due November 1999, which bears interest at a variable rate equal to the bank's prevailing prime rate (9.00% at March 31, 1995) plus one half percent, and requires monthly payments of $1,216, including interest. The note is collateralized by the related imaging equipment.

In November 1994, the Company financed leasehold improvements made at its Philadelphia, Pennsylvania center necessary for the installation of CT imaging equipment with an aggregate cost of $43,396. These leaseholds were financed with a four year note due November 1998 which bears interest at 10.75% and requires monthly payments of $1,106, including interest.

In June 1994, the Company purchased ultrasound equipment for its Oak Lawn, Illinois center at a cost of $197,625. The Company financed the purchase using a five year bank note due July 1999, which bears interest at a variable rate equal to the bank's prevailing prime rate (9.00% at March 31, 1995) plus one half percent, and requires monthly payments of $3,995, including interest. The note is collateralized by the related imaging equipment.

In March 1994, the Company financed the acquisition of limited partnership interests using a $2,200,000 three year note payable which bears interest at a rate of 8.9% and requires monthly payments of $49,830, including interest through April 1995 and $83,378, including interest per month thereafter. The note is collateralized by the imaging equipment and receivables of certain of the limited partnerships in which additional interests were acquired.

In March 1994, the Company financed equipment upgrades aggregating $79,500 at its Marlton, Union and Morristown, New Jersey centers using three year notes due April 1997, which bear interest at rates of 8.9% and are collateralized by the related imaging equipment.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


7.   Notes and Mortgage Payable (continued)

In January 1994, in connection with the acquisition of Oak Lawn Imaging Center, the Company issued promissory notes in the aggregate principal amount of $435,000, which bear interest at rates of 7.0% and require an aggregate monthly payment of $13,432 including interest over a three year period. In addition, the Company assumed a five year $1,475,000 note payable to a bank which bears interest at a variable rate equal to the bank's prevailing prime rate (9.0% at March 31, 1995) plus one percent. Monthly payments, including principal and interest, for the first three years of the note are fixed at $20,000. The note is collateralized by substantially all of the equipment of the Oak Lawn Imaging Center.

The Company has arrangements that provide long-term financing for leasehold improvements aggregating $215,000 at its OPEN MRI of Chicago, Illinois and Philadelphia, Pennsylvania centers. The financing arrangements provide for five year notes due September 1997 and January 1998, respectively, which bear interest at rates of 9.6% and 9.8%, respectively, and are collateralized by the related imaging equipment.

During the year ended March 31, 1992, the Company completed an upgrade at its Allentown, Pennsylvania center which included both new imaging equipment, related leasehold improvements and a five year prepaid equipment maintenance agreement aggregating approximately $3,200,000. The Company financed these amounts using a note payable (the "Note") over a five year term which commenced in August 1992. The Note requires monthly installments of $38,095 plus interest and a balloon payment of $952,395 due in July 1997. The Note bears interest at a variable rate equal to the bank's prevailing prime rate plus one-half percent (9.5% at March 31, 1995), however, the Note provides an option to fix the interest rate at any time during the term. The Note is collateralized by substantially all of the assets of the MR Associates of Allentown partnership. Effective for fiscal 1994, the Note's financial covenants were modified requiring the Partnership to meet two debt coverage ratios, as defined, as of March 31 of each fiscal year through the expiration of the Note. As of March 31, 1993, the Company's partnership received a waiver of compliance with respect to meeting the Note's financial covenant requirements to maintain a minimum aggregate capital level of $200,000 and a debt coverage ratios of 1.8 to 1.0 as defined in the Note agreement.

Pursuant to a ten year lease agreement expiring in June 1996, the Illinois Masonic Medical Center ("IMMC") as lessor of the land underlying the Chicago, Illinois location, which commenced operations in April 1987, had the option to purchase the Company's general partnership interest in the MR Associates of Chicago limited partnership. On April

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


7.   Notes and Mortgage Payable (continued)

21, 1993, the Company acquired IMMC's purchase option for $793,000, which included notes aggregating $593,000. The notes are payable over varying terms of two and three years commencing in May 1993.

The Company has a thirty-year mortgage collateralized by the Union, New Jersey imaging center land and building. At March 31, 1995 and 1994, the aggregate outstanding balance due under the mortgage was $524,065 and $533,594, respectively. The mortgage bears interest at a variable rate, adjusted annually based on the one-year Treasury bill rate plus 2.75% (8.25% at March 31, 1995) and matures October 2019.

As of March 31, 1995 the Company has $6,863,377 outstanding obligations with certain financial institutions under agreements which include a material adverse change in financial condition or other similar subjective acceleration clauses.

Aggregate maturities of the Company's notes and mortgage payable for fiscal years 1996 through 2000 and thereafter are as follows: 1996 - $2,769,098; 1997 - $2,948,792; 1998 - $3,044,599; 1999 - $2,098,278; 2000 -
$1,355,586; thereafter $1,003,864.

8.  Shareholders' Equity

Authorized Stock

The Board of Directors is authorized to issue, without further action by the shareholders, 500,000 shares of preferred stock, par value $.05, and to fix and alter the rights related to such stock. The Company has a Shareholders' Rights Plan (described below) which may require the issuance of Series A Preferred Stock, $.05 par value, in connection with the exercise of certain stock purchase rights. At March 31, 1995, there were no shares of preferred stock issued or outstanding.

On February 6, 1991, the Board of Directors authorized a common stock repurchase program whereby the Company may purchase not more than 1,000,000 shares of its outstanding common stock from time to time. The shares will be held as treasury shares for reissuance upon the exercise of employee stock options, warrants and other convertible securities. As of March 31, 1995, the Company had repurchased 348,420 shares of common stock under this program.

Shareholders' Rights Plan

Under the Shareholders' Rights Plan each outstanding share of the Company's common stock has attached to it one stock purchase right.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


8.  Shareholders' Equity (continued)

These rights will continue to be represented by and trade with the Company's common stock certificates unless and until certain takeover-related events occur. Following such events, each right will become exercisable to purchase one one-hundredth of a share of Series A Preferred Stock, par value $.05, at an exercise price of $15 per one one-hundredth share subject to adjustment. In the event any person acquires beneficial ownership of 20% or more of the outstanding common shares, each right will be exercisable, for a sixty-day period following the announcement of such acquisition, to purchase the Company's common stock or common stock equivalent having a market value equal to two times the exercise price. The Shareholders' Rights Plan further provides that if, after the occurrence of such an acquisition, the Company is merged into any other corporation or 50% or more of the Company's assets are sold, each right will be exercisable to purchase common shares of the acquiring corporation having a market value equal to two times the exercise price. The rights expire on December 23, 1995, and are subject to redemption by the Company's Board of Directors at $.01 per right at any time prior to the first date upon which they become exercisable to purchase common shares.

Stock Options

The Company maintains an Incentive Stock Option and Non-Statutory Option Plan (the "Plan") for employees of the Company. Under the Plan, established in 1986, up to 600,000 shares of common stock of the Company may be issued upon the exercise of options to be granted during the ten-year term of the Plan. The exercise price of options granted is equal to the fair market value of the Company's common shares on the date of grant. Options with respect to 365,500 shares were outstanding at March 31, 1995, at an exercise price ranging from $2.25 to $6.38 per share for terms of five and ten years. As of March 31, 1995, options with respect to 141,725 shares were exercisable. During the year ended March 31, 1995, 10,250 options were exercised at exercise prices ranging from $2.25 to $3.25 per share.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


8.  Shareholders' Equity (continued)

Stock Purchase Warrants

As of March 31, 1995 the Company had granted warrants to purchase its common stock with the following terms:

  Number
    of                       Exercise                Expiration
  shares                      price                     date
  -------                    --------             -----------------
   40,000                     $4.00                December 2, 1995
   20,000                     $4.50                December 2, 1995
   40,000                     $5.00                December 2, 1995
   50,000                     $7.00                September 26, 1996
   50,000                     $8.00                September 26, 1996
   50,000                     $3.00                May 5, 1996
   50,000                     $3.50                May 5, 1996
  100,000                     $8.00                February 6, 1997
    7,000                     $5.00                March 30, 1997
   75,000                     $3.00                November 5, 1998
   35,000                     $3.00                January 20, 1999
   25,000                     $3.09                February 23, 1999
  100,000                     $3.92                May 18, 1999
   25,000                     $5.00                September 30, 1999
  190,000                     $6.38                December 18, 2001
  100,000                     $7.63                March 12, 2002
  100,000                    $10.00                March 12, 2002
- ---------
1,057,000
=========

In October 1994, the Company issued warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $5.00 per share to a radiology group providing services to one of its centers. These warrants have a term of five years and are exercisable from the date of grant.

In May 1994, the Company entered into an agreement with Ehrenkrantz King Nussbaum, Inc. ("EKN") under which EKN will provide financial consulting services to the Company for a term of two years. Pursuant to this agreement, EKN received warrants to purchase 100,000 shares of the Company's common stock; 50,000 warrants with an exercise price of $3.00 per share and 50,000 warrants with an exercise price of $3.50 per share. These warrants have a term of two years and are exercisable from the date of grant.

In January 1994, the Company entered into a three year administrative services agreement with Radiology Business Management Inc. ("RBM") to

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


8.  Shareholders' Equity (continued)

provide office and clerical services to the Oak Lawn Imaging Center, pursuant to which the Company issued RBM warrants to purchase 35,000 shares of the Company's common stock at an exercise price of $3.00 per share. These warrants have a term of five years and are exercisable from the date of grant.

On May 1, 1993, warrants with respect to 50,000 shares at $3.25 per share expired unexercised.

In connection with the Company's fiscal 1992 stock purchase warrant redemption offer, the Company issued Strategic Growth International warrants to purchase 100,000 shares of the Company's common stock; 50,000 warrants with an exercise price of $7.00 per share and 50,000 warrants with an exercise price of $8.00 per share. These warrants have a term of five years and are exercisable from the date of grant.

In February 1992, the Company entered into an agreement with Seaboard Securities, Inc. ("Seaboard") under which Seaboard will provide financial consulting services for a term of three years. Pursuant to the agreement, Seaboard received warrants to acquire 100,000 shares of the Company's common stock at $8.00 per share. The warrants have a term of five years and vest as services are provided. A member of the Company's board of directors is an officer of Seaboard.

On December 19, 1991, the non-employee Directors of the Company were each granted warrants to purchase 20,000 shares of common stock at $6.38 per share. These warrants have a term of ten years and are exercisable from date of the grant.

On May 17, 1991 the Company issued warrants to acquire 52,500 shares of its common stock at $5.00 per share to the thirty five partners of its Union, New Jersey limited partnership. In conjunction with the Company's August 1992 purchase of an additional 1.4% interest in the partnership, 1,500 warrants to purchase common stock were canceled. On December 17, 1992, the Board of Directors authorized the Company to offer to (i) reduce the warrant exercise price from $5.00 to $1.00 per share, exercisable into restricted common stock or
(ii) purchase the    warrants for $.50 per warrant.  Pursuant to this offer,
27,000 warrants were converted into restricted common stock during the year ended March 31, 1993. In addition, in June of 1993, the Company purchased the remaining 24,000 warrants for $.50 per warrant.

On November 6, 1990, the Board of Directors granted an officer and director of the Company warrants to acquire 75,000 shares of common stock at $3.00 per share. The warrants vest over a three year period

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


8.  Shareholders' Equity (continued)

from the date of the grant and have a term of eight years. During the year ended March 31, 1992, the Company granted the same officer and director warrants to acquire 250,000 shares of the Company's common stock; 50,000 warrants with an exercise price of $6.38 per share; 100,000 warrants with an exercise price of $7.63 per share, and 100,000 warrants with an exercise price of $10.00 per share. These warrants are exercisable from date of grant and have a term of ten years.

9.  Income Taxes

Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, ("SFAS No. 109") "Accounting for Income Taxes." The adoption of SFAS No. 109 changed the Company's method of accounting for income taxes from the deferred method, Accounting Principles Bulletin No. 11, to an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The adoption of SFAS No.
109 resulted in no cumulative effect adjustment during the year ended
March 31, 1993.

As of March 31, 1995, the Company for Federal income tax purposes, has net operating loss carryforwards which begin to expire in the year 2000, of approximately $4,266,000, of which approximately $2,052,000 represent net operating losses of an acquired company. Under Section 382 of the Internal Revenue Code, the Company's acquired operating losses are subject to an annual utilization limitation of approximately $231,000. Any unutilized annual limitation may be carried forward to future years.

Future changes in the ownership of the Company could result in additional limitations on the utilization of its net operating loss carryovers. The state tax jurisdictions in which the Company operates do not permit the carryback of net operating losses to prior years in which taxes were paid. Accordingly, for the year ended March 31, 1993, a state tax benefit was not recognized for state tax net operating losses which were generated.

Such state tax net operating losses were utilized to reduce the Company's fiscal 1995 and 1994 state income tax liability. For Federal income tax purposes, the Company also has investment and alternative minimum tax credits of $386,000 and $105,000, respectively, of which approximately $74,000 represents investment tax credits of an acquired company. The Company's investment tax credits begin to expire in the year 1999 and are accounted for under the flow through method. Alternative minimum tax credits do not expire.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


9.  Income Taxes (continued)

Significant components, tax effected, of the Company's deferred tax assets and (liabilities) at March 31, 1995 and 1994 are as follows (in thousands):

                                                1995             1994
                                                ----             ----
Deferred tax liabilities:
  Fixed assets                               $(1,123)        $ (  798)
  Purchase option                             (  273)          (  296)
                                              ------           ------
Deferred tax liabilities                      (1,396)          (1,094)
                                              ------           ------
Deferred tax assets:
  Net operating losses                         1,527            1,921
  Excess financial reporting
    partnership losses                           466             ---
  Tax credits                                    491              454
  Other                                           11               23
                                              ------           ------
Deferred tax assets                            2,495            2,398
Valuation allowance                             ---            (1,304)
                                              ------           ------
Net deferred tax asset                       $ 1,099          $  ---
                                              ======           ======

The net decrease in the Company's valuation allowance on deferred tax assets during the year ended March 31, 1995 totaled $1,304,000. The Company has reduced its deferred tax asset valuation allowance, as management believes it is more likely than not that the tax benefits will be realized in the future based upon expected future taxable income. In the event the Company is unable to generate sufficient taxable income in the future, increases in the valuation allowance will be required and charged to expense.

Components of the provision for (benefit from) income taxes are as follows:

                               1995          1994           1993
                               ----          ----           ----

Current:
    Federal               $    25,000      $ 12,000       $  ---
    State                      44,284        96,000          ---
                           ----------      --------       --------
                               69,284       108,000          ---
                           ----------      --------       --------

Deferred:
    Federal                (1,142,000)        ---            ---
    State                      43,000         ---            ---
                           ----------      --------       --------
                           (1,099,000)        ---            ---
                           ----------      --------       --------
                          $(1,029,716)     $108,000       $  ---
                           ==========      ========       ========

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


9.  Income Taxes (continued)

A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                            1995         1994
                                            ----         ----
Expected Federal income tax rate            34.0%        34.0%
State income taxes, net of
  Federal benefit                            6.2%         5.4%
Net operating loss carryforwards           (32.2%)      (33.2%)
Recognition of net deferred  tax asset     (82.4%)        ---
Other                                        1.1%         1.1%
                                            -----        -----
Effective income tax rate                  (73.3%)        7.3%
                                            =====        =====


10. Commitments and Contingencies

As of March 31, 1995, the Company has entered into noncancelable leases for twelve offices that have imaging systems in current operation as well as operating leases for magnetic resonance imaging equipment installed in its Philadelphia, Pennsylvania and Seabrook, Maryland imaging centers and computed axial tomography equipment installed in the Seabrook, Maryland imaging center. Ten of the offices are subleased to affiliated Physicians. The office leases are generally for terms of five and ten years and include rent escalation clauses generally tied to the consumer price index and contain provisions for additional terms at the option of the tenant. By reason of the sublease arrangements, if the respective Physicians should be unable to pay the rental on the site, the Company would be contingently liable. As of March 31, 1995, the Company has subleased the operating sites to the Physicians for the base rental in the original lease. For the years ended March 31, 1995, 1994 and 1993 the related sublease income has been offset by the lease rent expense.

The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases and the Company's corporate rentals. As of March 31, 1995, the aggregate future minimum lease payments and sublease rentals are as follows:

                             Original
Year ended March 31,          Leases       Subleases        Net
- --------------------        ----------     ----------   ----------
     1996                   $1,735,309     $  721,980   $1,013,329
     1997                    1,678,638        663,671    1,014,967
     1998                    1,383,629        560,925      822,704
     1999                      904,703        529,930      374,773
     2000                      507,098        507,098        ---
  thereafter                   422,412        422,412        ---
- ------------------------------------------------------------------
                            $6,631,789     $3,406,016   $3,225,773
==================================================================

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


10. Commitments and Contingencies (continued)

Effective May 31, 1993, the Company terminated its leases for corporate headquarters in Morristown, New Jersey. The Company entered into a lease agreement for new executive and administrative office space under a 66 month lease which commenced on May 19, 1993. The base agreement contains two five year renewal options. Corporate rent expense for the years ended March 31, 1995, 1994 and 1993 amounted to $114,035, $123,061, and $168,853, respectively.

During August, 1993, the Board of Directors authorized the Company to guarantee personal loans made by a bank to two officers of the Company for the purpose of purchasing the Company's common stock in the open market. The guarantee was provided to the bank in the form of certificates of deposit aggregating $100,000. During fiscal 1995, one of the officers repaid the personal loan in full. The shares of common stock purchased by the other officer are pledged to the Company as collateral for the continuing guarantee of the related loan.

The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.

11. Related Parties

During the years ended March 31, 1995, 1994 and 1993, the Company, in accordance with the related partnership agreements, allocated certain corporate overhead costs to the limited partnerships which resulted in $7,865, $19,982 and $30,688, respectively, of such costs being attributed to the minority interests.

The Company has a consulting agreement with a member of the Board of Directors. The consulting agreement has a one year term expiring on December 31, 1995, and provides compensation of $72,000 per annum.

12.  Imaging Center Matters

The Company's Greenbelt, Maryland magnetic resonance imaging center facility lease expired on January 31, 1995. The Company constructed a new center offering both magnetic resonance and CT imaging which opened April 1995. The Company financed the cost of equipment, totaling $918,750, using an operating lease and financed the $672,546 cost of related leasehold improvements using a term note. The Greenbelt lease required the Company to repair damage caused by the removal of equipment at that location. In lieu of performing such repairs, the Company paid $51,600 to obtain the landlord's full release from such obligations.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


12.  Imaging Center Matters (continued)

This amount is reflected in the fiscal 1995 statement of operations as a component of other (income) expense, net.

Effective December 31, 1994, the Company acquired an additional .33% limited partnership interest in MR Associates I for $8,800. This purchase increased the Company's share of profits, losses and distributable cash from 97.4% to 97.7%.

Effective April 1, 1994, the Company acquired an additional 3.2% limited partnership interest in MR Associates of Chicago for $40,000. This purchase increased the Company's share of profits, losses and distributable cash from 84.0% to 87.2%.

During July 1992, the Company sold its 6.25% interest in a Birmingham, Alabama
limited partnership for approximately $226,000.   The aggregate proceeds were
equal to the gain on the sale which is reflected in the fiscal 1993 consolidated statement of operations as a component of other (income) expense, net.

Effective April 1, 1992, the Company acquired for $300,000 an additional 20% interest in the Austin, Texas limited partnership. The Company's Austin, Texas center operates pursuant to a limited partnership agreement (the "Austin Partnership") which expires on January 31, 1996. The Company also receives a management fee based upon five percent of the center's cash collections. No assurance can be given that the Austin Partnership will be operated beyond its current expiration date, that the Company will continue to manage the center or that the terms of any new or extended management contract will be substantially similar to the Company's existing management contract.

Effective April 1, 1992, the Company sold approximately 2.9% of its interest in the Allentown, Pennsylvania limited partnership for aggregate proceeds of approximately $67,000. The Company recognized a gain of $44,253 on this transaction which is reflected in the accompanying 1993 consolidated statement of operations as a component of other (income) expense, net.

Effective January 1, 1992, the Company acquired for $1,128,000 an additional 28% interest in the MR Associates I partnership through the pro rata purchase of limited partnership interests. The Company's share of profits, losses and distributable cash increased from 43% to 71% as of the date of the acquisition.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


13.  Quarterly Consolidated Financial Information (Unaudited)

     The following is a summary of unaudited quarterly consolidated financial results for the years ended March 31:

                            (000's omitted, except for per share amounts)
     1995                   1st Qtr   2nd Qtr   3rd Qtr   4th Qtr(2)
                            --------  -------   -------   -------

    Revenue, net              $4,437   $4,299    $4,376    $4,875
    Operating income           1,082      920       865       227
    Net income                   622      501       382       929

    Per fully diluted
      common share (1):
    Net income                  .13       .10       .08       .18



    1994                    1st Qtr   2nd Qtr  3rd Qtr    4th Qtr
                            -------   -------  -------    -------

    Revenue, net             $3,711    $4,069    $3,895    $3,922
    Operating income            691     1,000       793       734
    Net income                  210       399       334       425

    Per fully diluted
      common share (1):
    Net income                  .04       .08       .07       .09


    (1) Quarterly income per fully diluted common share does not equal the annual amount due to changes in the common and equivalent shares outstanding.

    (2) The Company's fourth quarter consolidated financial results include (i) a non-recurring $560,000 adjustment to write-down the carrying value of certain fixed assets (see Note 15) and (ii) the recognition of the Company's net deferred tax asset in the amount of $1,099,000 (see Note 9).

Quarterly results are generally effected by the timing of acquisitions, including limited partner interests, and the number of operating days in the quarter.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


14. Acquisitions

On March 13, 1995, the Company announced that its Board of Directors had approved an agreement, subject to certain conditions, providing for the acquisition of Morgan Medical Holdings, Inc. ("Morgan"). A definitive merger agreement was executed on April 11, 1995. Morgan provides diagnostic imaging equipment, facilities and management services to physicians through four outpatient centers located in the Florida cities of Cape Coral, Naples, Sarasota and Titusville. In addition, Morgan operates a physical therapy center in Albany, Georgia. Pursuant to the terms of the acquisition, Morgan shareholders will receive approximately 1,220,000 shares of the Company's common stock in the transaction, which includes approximately 100,000 shares reserved for issuance upon exercise of Morgan's outstanding stock options and warrants. Pursuant to the merger agreement, 0.3330886 shares of the Company's common stock would be issued for each outstanding share of Morgan. The merger is subject to conditions including the sale of Morgan's physical therapy business, receipt of fairness opinions, shareholder and regulatory approval and consents. On May 15, 1995, the Company filed a joint proxy and prospectus with the Securities and Exchange Commission relating to the transaction. Under the terms of the merger agreement, the Company will exercise control over the voting rights of Morgan's largest shareholder for a period of three years. As such, if this acquisition is consummated, the Company intends to account for the transaction as a purchase and, accordingly, the acquired assets and liabilities will be recorded at their fair values at the date of acquisition. The Company currently estimates that approximately $5,732,000 of costs in excess of fair value will be recorded in conjunction with the transaction which will be amortized over twenty years on a straight line basis.

Effective January 1, 1995, the Company acquired, approximately 75% of the general and limited partnership interests of Diagnostic Imaging Center, L.P. ("DIC") and Golf MRI Center, L.P. ("Golf MRI"). These limited partnerships collectively operate a multi-modality imaging center located in Des Plaines, Illinois. As consideration for the acquisition, the Company paid $1,050,000 in cash and issued 125,000 unregistered shares of the common stock of the Company and assigned a fair value of $500,000. In conjunction with the acquisition, the Company entered into agreements with the center's radiologist to provide radiologic and other administrative services to the center for three year terms. In addition, the Company consolidated and refinanced the center's existing debt obligations, aggregating $1,823,167. The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the date of acquisition. The excess of the cost over the fair value of the net assets acquired of $2,114,693 is being amortized over twenty years on a straight line basis.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


14. Acquisitions (continued)

Effective January 1, 1995, the Company acquired the operations of a magnetic resonance imaging center located in Libertyville, Illinois ("Libertyville"). As consideration for the acquisition, the Company acquired certain of the seller's assets and assumed certain liabilities. In addition, the Company agreed to pay deferred consideration of up to $300,000 which is conditioned upon the center achieving certain levels of revenue during calendar 1995.
The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the date of acquisition. The excess of the cost over the fair value of the net assets acquired was not material. The deferred consideration, if paid, will be capitalized to goodwill.

Effective January 21, 1994, the Company acquired 90% of the outstanding capital stock of Oak Lawn Imaging Center, Inc., and Oak Lawn Magnetic Resonance Imaging Center, Inc. (collectively "Oak Lawn Imaging Center"), for $1,247,500 comprised of $325,000 in cash, three year promissory notes in the aggregate principal amount of $435,000 and the issuance of 150,000 unregistered shares of the Company's common stock assigned a fair value of $487,500. In addition, the Company assumed a note payable obligation of $1,475,000. The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the date of acquisition. The excess of the cost over the fair value of the net assets acquired of $1,824,207 is being amortized over twenty years on a straight line basis.

Effective January 1, 1994, the Company acquired additional limited partnership interests in seven of its existing centers for $2,185,005. The acquisitions were accounted for as purchases resulting in the ownership interests reflected in Note 1. The acquisition of such limited partnership interests on a consolidated basis resulted in a difference between the purchase price of such interests and the estimated fair value of the net assets of the respective partnerships amounting to $15,593.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


14. Acquisitions (continued)

The Company's consolidated financial statements for the year ended March 31, 1995, do not include the results of operations of Morgan and include the results of operations of Golf MRI, DIC and Libertyville from the January 1, 1995 effective date of such transactions. The Company's consolidated financial statements for the year ended March 31, 1994, included the results of operations of Oak Lawn Imaging Center commencing January 21, 1994, and reflect the impact of the Company's purchases of additional limited partnership interests effective January 1, 1994. The following summarizes the unaudited proforma results of operations for the years ended March 31, 1995 and 1994, assuming all of the foregoing acquisitions had occurred on April 1, 1994 and 1993 (in thousands, except per share data):

                                  Fiscal            Fiscal
                                   1995(1)           1994
                                (Unaudited)       (Unaudited)
                                -----------       -----------
Revenue, net                      $25,962           $25,763
Operating income                  $ 5,260           $ 5,964
Income before
  income taxes                    $ 2,858           $ 3,671
Income before extraordinary
  item and cumulative effect
  of change in accounting
  principle                       $ 3,730           $ 3,396
Fully diluted net
  income per share                $   .57           $   .55

    (1) The Company's fiscal 1995 pro forma financial results include (i) a non-recurring $560,000 adjustment to write-down the carrying value of certain fixed assets (see Note 15) and (ii) the recognition of the Company's net deferred tax asset in the amount of $1,099,000 (see Note 9).

15.  Asset Write-down

The Company's results of operations for the fourth quarter of fiscal 1995 includes a charge to expense of approximately $560,000 representing the remaining net book value of the diagnostic imaging equipment of the Company's Elgin, Illinois imaging center which are no longer believed to be recoverable from the center's future operations. The center has operated at a loss since it opened in May 1992. The impact of this change on fiscal 1995 and fourth quarter net income, net of the related tax benefit, was approximately ($338,000) or ($.06) per share. The Company intends to utilize the facility to perform certain regional administrative functions and to perform limited diagnostic imaging procedures at reduced staffing levels in the future.

NMR of America, Inc, and Subsidiaries

Notes to Consolidated Financial Statements
- ------------------------------------------


16. Subsequent Event (Unaudited)

During April 1995, the Company temporarily ceased operations at its Union, New Jersey facility in order to replace the existing magnetic resonance imaging equipment which was installed in 1984. It is anticipated that the new system will be operational in early July 1995, and that the project will be completed for an aggregate cost of approximately $760,000, which includes the cost of leasehold improvements and equipment.