Form 10KSB/A
period 1995-03-31
NMR OF AMERICA INC
filed 1995-07-27
CIK 724141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                  Amendment No. 1
                                        to
                                   FORM 10-KSB/A
          [Mark one]
               [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

                       INDEX TO FORM 10-KSB/A - PART III


                                                            PAGE
                                                            ----

PART III  -    Item 9.   Directors, Executive Officers,
                         Promoters and Control Persons;
                         Compliance with Section 16(a)
                         of the Exchange Act                 3

               Item 10.  Executive Compensation              5

               Item 11.  Security Ownership of
                         Certain Beneficial
                         Owners and Management               8

               Item 12.  Certain Relationships and
                         Related Transactions                9

               Item 13.  Exhibits, Lists and Reports on
                         Form 8-K                            11

                                    PART III
                                    --------


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
- -----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act.
- --------------------------------------------------

Directors

         The directors of the Company, their age, and the year in which each first became a director of the Company are as follows:

                                                                        Director
         Name                                                Age        Since
         ----                                                ---        --------
Joseph G. Dasti ................................             62           1990

Donald W. Arthur ...............................             40           1990

Dr. David L. Bloom .............................             65           1990

John A. Faraone ................................             61           1990

Joseph T. Zappala ..............................             60           1990

         All of the Company's directors serve for a period of one year and until their successors are elected and qualified.

         Mr. Dasti was elected Chairman of the Board of the Company in August 1990 and President and Chief Executive Officer in October 1990. Prior thereto he was engaged for more than five years in the securities business with Seaboard Securities, Inc., except that from January 1985 to October 1986, Mr. Dasti was employed by Swartwood, Hesse Inc., a securities broker-dealer. Mr. Dasti was a director of the Company from 1986 to February 1990 and was re-elected as director in August 1990.

         Mr. Arthur has been employed by Schering Plough Research
Institute in various capacities in its research and development activities for more than the past five years. Mr. Arthur is currently a Foreperson, engaged in pharmaceutical process development.

         Dr. Bloom is Medical Director and Director of Magnetic Resonance Imaging for Somerset Diagnostic Centers, a privately held provider of MRI services located in Boston, Massachusetts. He is also a Senior Vice President and a director of Medical Diagnostics, Inc., a publicly-held provider of MRI services, and the President and Clinical Director of Imaging Consultants, Inc., positions he has held since 1987. From 1983 to 1987, Dr. Bloom was President and Chief Executive Officer and a director of the Company.

         Mr. Faraone has been a practicing attorney specializing in real estate and personal injury law as a sole practitioner in Wilmington, Delaware for more than the past five years.

         Mr. Zappala has been engaged as a retail equities broker in the securities business for more than the past five years with Seaboard Securities, Inc. ("Seaboard"). Mr. Zappala is a principal owning 33% of Seaboard. From January 1985 until
September 1986, he was employed by Swartwood, Hesse Inc., a securities broker-dealer.

         Except for Dr. Bloom, who is also a director of Medical Diagnostics Inc., no director of the Company is a director of any other corporation which is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 or is a registered investment company under the Investment Company Act of 1940.

Executive Officers

         The following table sets forth certain information regarding the executive officers of the Company.

Name                          Age              Offices Held
- ----                          ---              ------------

Joseph G. Dasti                62              Chairman of the Board, President
                                               and Chief Executive Officer

John P. O'Malley III           33              Executive Vice President-Finance,
                                               Chief Financial Officer and
                                               Secretary


         Mr. O'Malley was appointed Secretary in March 1994 and Executive Vice President-Finance and Chief Financial Officer in December 1992, and was initially employed by the Company in May 1992. Prior thereto, he was, commencing in August 1984, employed by Ernst & Young, a public accounting firm, and its predecessors, most recently as a manager in its Audit Department. Mr. O'Malley holds a B.S. degree in Accounting from the University of Delaware and is a Certified Public Accountant.

         All of the Company's executive officers hold office for a term of one year unless removed earlier by the Board of Directors.

Director and Officer Securities Reports

         The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the


                                      -4

Company, all persons subject to these reporting requirements filed the required reports on a timely basis during the 1995 fiscal year.


Item 10.   Executive Compensation.

         The following table sets forth the compensation paid during the Company's three fiscal years ended March 31, 1995 to the chief executive officer of the Company and the other executive officer(s) of the Company whose compensation exceeded $100,000 in the last fiscal year.

                                            SUMMARY COMPENSATION TABLE

                                                              Long term
                                                             Compensation
                          Annual Compensation                   Awards
                          -------------------            ----------------------
                                                          Securities Underlying
Name and                                                     Options/SARs             All Other
Principal Position    Year(1)  Salary($)(2)  Bonus($)      and Warrants (#)       Compensation ($)(4)
- ------------------    -------  ------------  --------    ----------------------   -------------------
Joseph G. Dasti        1995     206,923       19,450                 0                14,531
President              1994     150,384       50,000(3)        100,000                27,450
                       1993     148,461       25,000                 0                 1,504

John P. O'Malley III   1995     155,369       15,951                 0                20,302
Executive Vice         1994     105,726       55,000(3)        100,000                    12
President-Finance      1993      71,654        7,800                 0                     0




(1)      Information relates to the fiscal years ended March 31.
(2)      Includes amounts for periods during which executive officers were employed by the Company, regardless of capacity in which employed.
(3)      $40,000 of bonus was earned during fiscal 1994 and paid subsequent to year-end.
(4)      Amounts of All Other Compensation include (i) amounts contributed or accrued to the
         Company's 401(k) profit sharing plan, (ii) employee portion of premiums on key-man life insurance and (iii) amounts paid for accumulated unused vacation pay which was earned during prior fiscal years.


               OPTION/SAR AND WARRANT GRANTS IN LAST FISCAL YEAR

                  No options, warrants or stock appreciation rights (SAR's) were granted to any executive officer during the fiscal year ended
          March 31, 1995.



        AGGREGATED OPTION/SAR AND WARRANT EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR-END OPTION/SAR AND WARRANT VALUES

                  No options or warrants were exercised by executive officers during the fiscal year ended March 31, 1995. The following table sets forth for each of the named executive officers the number of unexercised options/SAR's and warrants remaining at March 31, 1995 and the potential value thereof based on the year-end closing per share sales price of the Company's Common Stock of $4.75 on March 31, 1995.

                                                             Value of
                                                             Unexercised
                                Number of Securities         In-the-Money
                                Underlying Unexercised       Options/SAR's and
                                Options/SAR's and Warrants   Warrants at
                                at Fiscal Year-End(#)        Fiscal Year-End($)

                                  Exercisable (E)/             Exercisable (E)/
Name                              Unexercisable(U)             Unexercisable (U)
- ----                          ----------------------------  --------------------
Joseph G. Dasti                    417,500 E(1)                   202,900 E
                                    87,500 U(2)                   140,250 U

John P. O'Malley III                25,000 E(3)                    52,495 E
                                    75,000 U(4)                   157,485 U


(1) Includes 30,000 shares issuable pursuant to a warrant exercisable at $3.92 per share, 75,000 shares issuable pursuant to a warrant exercisable at $3.00 per share, 50,000 shares issuable pursuant to a warrant exercisable at $6.38 per share, 37,500 options exercisable at $6.38 per share, 100,000 shares issuable pursuant to a warrant exercisable at $7.63 per share, 100,000 shares issuable pursuant to a warrant exercisable at $10.00 per share, and 25,000 shares issuable pursuant to an option exercisable at $2.88 per share.

(2) Includes 12,500 shares issuable pursuant to an option exercisable at $6.38 per share and 75,000 shares issuable pursuant to an option exercisable at $2.88 per share.

(3) Includes 10,000 shares issuable pursuant to an option exercisable at $2.31 per share, and 15,000 shares issuable pursuant to an option exercisable at $2.88 per share.

(4) Includes 30,000 shares issuable pursuant to an option exercisable at $2.31 per share and 45,000 shares issuable pursuant to an option exercisable at $2.88 per share.
exercisable.


Director Compensation

                  Directors of the Company received compensation at the rate of $2,500 per quarter plus $500 for each meeting of a committee of directors attended.

                  The Company has entered into an agreement with Dr. Bloom, a director of the Company, whereby he provides consulting and advisory services to the Company in connection with the purchase and technical use of diagnostic imaging equipment and other services. As compensation for these services, Dr. Bloom receives $72,000 per annum, payable monthly. The term of the agreement is for one year expiring December 31, 1995, subject to automatic renewal unless terminated by either party. In addition, pursuant to the agreement Dr. Bloom was issued a warrant to purchase 20,000 shares of the Company's Common Stock at an exercise price of $6.38 per share exercisable through August 29, 2001.

Employment Agreements

                  The Company has entered into executive employment agreements with Messrs. Dasti and O'Malley which expire on June 20, 1999 and provide for annual base salaries in amounts of $200,000 and $150,000, respectively. Pursuant to the contracts, Messrs. Dasti and O'Malley are entitled to receive quarterly bonus payments calculated as a percentage of the Company's consolidated quarterly pre-tax income (as defined in the agreements) as follows:

                                               Percentage        Percentage
                                               Payable to        Payable to
Quarterly Pre-Tax Income ("PTI")               Mr. Dasti         Mr. O'Malley
- --------------------------------               ---------         ------------

PTI in excess of $450,000 up to                4.45%                3.65%
$674,000

PTI in excess of $674,000 up to                2.92%                2.38%
$900,000

PTI in excess of $900,000 up to                1.98%                1.62%
$1,125,000

PTI in excess of $1,125,000                    1.65%                1.35%


                  Each of the employment agreements of Messrs. Dasti and O'Malley provides that if the executive is terminated without cause, he shall be entitled to receive severance pay equal to his base salary and bonus for the remainder of the term of his contract. In addition, he would be entitled to continued participation in all the Company benefit plans until the earlier of
(i) the expiration date of his contract or (ii) the date he becomes employed by another company providing similar benefits. In the event that the executive is terminated for cause, he is not entitled to receive any monetary compensation under his employment agreement other than compensation accruing to the date his employment is terminated.

                  Each of the employment agreements also provides that if following a change of control (as defined in the agreements) of the Company, the Company, among other things, assigns to the executive duties inconsistent with his position, materially reduces his powers or functions, fails to provide annual salary increases consistent with past practices or requires the executive to change his place of employment, then the executive will have the right to terminate his employment agreement. In such an event, the executive would be entitled to receive the same severance pay as he would receive in the event his employment is terminated without cause.

                  In the event either executive terminates his employment agreement for cause, any stock options held by him issued pursuant to any stock option plan of the Company would, to the extent permissible, become immediately vested and exercisable. If the immediate vesting of such options is not permitted, he would be entitled to receive a five-year warrant immediately exercisable for the same number of shares of the Company's Common Stock subject to such options and exercisable at the same per share exercise price. The executive would also be entitled in certain instances to have the resale of the shares subject to the warrant registered under the Securities Act.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.
- --------------------------------------------------------------------------

                  The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of March 31, 1995 by (i) each person known to the Company to be a beneficial owner of more than 5% of the outstanding the Company's Common Stock; (ii) each director of the Company; (iii) the Company's chief executive officer and its other four most highly compensated executive officers whose total salary and bonus for the fiscal year ended March 31, 1995 exceeded $100,000, and (iv) all directors and officers of the Company as a group:


                                            Amount and Nature         Percent of
Name and Address of Beneficial Owner    of Beneficial Ownership (1)      Class
- ------------------------------------    --------------------------   -----------


Joseph G. Dasti                                       559,513(2)        10.2%
c/o NMR of America, Inc.
430 Mountain Avenue
Murray Hill, NJ 07974

John P. O'Malley III                                   38,626(3)         0.8%
c/o NMR of America, Inc.
430 Mountain Avenue
Murray Hill, NJ 07974

Donald W. Arthur                                       33,000(4)         0.6%
4 Kalman Court
Warren Township, NJ 07060

Dr. David L. Bloom                                    150,000(5)         2.9%
Somerset Diagnostic
400 Commonwealth Avenue
Boston, MA 02215

John A. Faraone                                        64,000(6)         1.3%
1213 King Street
Wilmington, DE 19899

Joseph T. Zappala                                      37,900(7)         0.7%
30 South Broadway
Pennsville, NJ 08070

Dr. Donald A. Tobias                                  311,000(8)         6.2%
97 Biltmore Estates
Phoenix, AZ 85016

All Directors and Officers                            883,039(9)        15.8%
as a Group (6 persons)
(1) through (7)

- ---------------

(1) Unless otherwise disclosed, all of such persons hold their shares of record and beneficially.

(2) Includes 134,700 shares held of record and beneficially, 7,313 shares owned through the Company's 401(k) plan, 30,000 shares issuable pursuant to a warrant exercisable at $3.92 per share through May 18, 1999, 75,000 shares issuable pursuant to a warrant exercisable at $3.00 per share through November 5, 1998, 50,000 shares issuable pursuant to a warrant exercisable at $6.38 per share through December 18, 2001, 37,500 stock options exercisable at $6.38 per share through December 18, 2001, 100,000 shares issuable pursuant to a warrant exercisable at $7.63 per share through March 12, 2002, 100,000 shares issuable pursuant to a warrant exercisable at $10.00 per share through March 12, 2002 and 25,000 shares issuable pursuant to a stock option exercisable at $2.88 per share through March 14, 2004. Does not include 12,500 shares issuable pursuant to a stock option exercisable at $6.38 per share through December 18, 2001 and 75,000 shares issuable pursuant to a stock option exercisable at $2.88 per share through March 14, 2004, which are not currently exercisable.

(3) Includes 10,000 shares held of record and beneficially, 3,626 shares owned through the Company's 401 (k) plan, 10,000 shares issuable pursuant to a stock option exercisable at $2.31 per share through August 4, 2003 and 15,000 shares issuable pursuant to a stock option exercisable at $2.88 per share through March 14, 2004. Does not include 30,000 shares issuable pursuant to a stock option exercisable at $2.31 per share through August 4, 2003 and 45,000 shares issuable pursuant to a stock option exercisable at $2.88 per share through March 14, 2004, which are not currently exercisable.

(4) Includes 13,000 shares held of record and beneficially and 20,000 shares issuable pursuant to a warrant exercisable at $6.38 per share through December 18, 2001.

(5) Includes 110,000 shares held of record and beneficially and 40,000 shares issuable pursuant to warrants exercisable at $6.38 per share through December 18, 2001.

(6) Includes 44,000 shares held of record and beneficially and 20,000 shares issuable pursuant to a warrant exercisable at $6.38 per share through December 18, 2001.

(7) Includes 3,900 shares held of record and beneficially, 20,000 shares issuable pursuant to a warrant exercisable at $6.38 per share through December 18, 2001 and 14,000 shares issuable pursuant to a warrant exercisable at $3.92 per share through May 18, 1999.

(8) Based on information set forth in Schedule 13D dated February 19, 1986 filed by Dr. Tobias.

(9) Includes shares issuable on exercise of options and warrants held by officers and directors which are exercisable within 60 days of March 31, 1995.


Item 12.   Certain Relationships and Related Transactions.
- ----------------------------------------------------------

                  Ten of the operational diagnostic imaging systems owned by the Company at March 31, 1995 have been installed in offices leased by professional corporations whose principal is Dr. David L. Bloom, who is also a director of the Company. These agreements in general provide for the payment to the Company of a periodic fixed fee, a fee based upon the number of scans performed and a billing charge. Local radiologists are under contract with these professional corporations pursuant to which such local radiologists serve as the professional staff at the center and read the scans produced at the center for a fee. Under the agreements, the Company is obligated to make the necessary leasehold alterations or site improvements at each installation for the diagnostic imaging systems, and provide the furniture, fixtures, and furnishings necessary for the operation of the office. The Company is also obligated to provide all the ancillary supplies and equipment used by the diagnostic imaging systems and for arranging and paying for maintenance of the diagnostic imaging systems. The Company also provides consultation with respect to the financial management of the center, including billing and collecting fees. All fees are collected by the physician professional corporations, however, the Company has the contractual responsibility to maintain all financial and other records and prepare and transmit bills. Pursuant to the foregoing agreements, the Company billed affiliated professional corporations, net of contractual adjustments, $14,784,092 and $15,190,299 during the fiscal years ended March 31, 1995 and 1994, respectively.

                  On January 21, 1992, the Board of Directors authorized the Company to enter into an agreement with Seaboard Securities, Inc. ("Seaboard") to provide advisory services to the Company in exchange for a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, subject to vesting as services are provided. In addition, the Company granted rights to certain persons who are shareholders of Seaboard, including Mr. Zappala, a director of the Company and 33.3% shareholder of Seaboard, to have resales of the shares of Common Stock issuable on exercise of warrants held by such persons registered under the Securities Act at the expense of such persons.

Item 13.  Exhibits, Lists and Reports on Form 8-K.
- --------------------------------------------------

(a)  Exhibits:

(1)  Financial Statements.********

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

     (ix)    Certificate and Agreement of Limited Partnership of
             MR Associates of Chicago, an Illinois limited partnership.**

     (x)     Acquisition Agreement among Registrant, Diagnostic
             Network, Incorporated (DNI) and NMR Newco, Inc.***

     (xi) Plan of Reorganization and Agreement of Merger dated as of June 26, 1987 among Registrant, DNI and NMR
             Newco, Inc.***

     (xii) Rights Agreement dated as of December 23, 1988 between Registrant and American Stock Transfer and
             Trust Company*****

     (xiii) Employment Agreement dated March 1, 1991, between NMR of America, Inc. and Joseph Guy Dasti, and amendments and restatements thereto dated March 1, 1993, August 5, 1993 and June 21, 1994.********

     (xiv)   Certificate and Agreement of Limited Partnership of
             Garden State Imaging Partners, a Delaware limited partnership.*******

     (xv)    Certificate and Agreement of Limited Partnership of
             Harford County Imaging Partners, a Delaware limited partnership.*******

     (xvi)   Certificate and Agreement of Limited Partnership of
             Accessible MRI, a Delaware limited partnership.*******

     (xvii) Stock Purchase Agreement dated January 21, 1994 among Registrant, Eduardo Nijensohn, M.D. and John
             A. Gall, M.D.******

     (xviii) Agreement and Plan of Reorganization, dated January
             21, 1994, among the Registrant and Eduardo
             Nijensohn, M.D.******

     (xix)   Employment Agreement dated December 7, 1992, between
             NMR of America, Inc. and John P. O'Malley III, and amendments and restatements thereto dated August 5, 1993 and June 21, 1994.********

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



(23) Consents of experts and counsel

    (i)  Consent of Coopers & Lybrand L.L.P. Independent Accountants********

(27) Financial data schedule+




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

     *****Incorporated by reference from the Company's Current Report on Form 8-K for December 23, 1988.

     ******Incorporated by reference from Company's Current Report on Form 8-K dated January 21, 1994, as amended.

     *******Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994.

     ******** Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

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

Signature                     Title                       Date
- ---------                     -----                       ----


/s/Joseph G. Dasti       President and Director           July 26, 1995
- ----------------------   (Principal Executive Officer)
  Joseph G. Dasti


/s/ John P. O'Malley III Executive Vice President-        July 26, 1995
- ------------------------ Finance (Principal Financial
John P. O'Malley III     and Accounting Officer)


/s/ Donald W. Arthur     Director                         July 26, 1995
- ----------------------
Donald W. Arthur


/s/ David L. Bloom, M.D. Director                         July 26, 1995
- ------------------------
David L. Bloom, M.D.


/s/ John A. Faraone      Director                         July 26, 1995
- ----------------------
John A. Faraone


/s/ Joseph Zappala       Director                         July 26, 1995
- ----------------------
Joseph Zappala