Form 10KSB/A
period 1995-03-31
NMR OF AMERICA INC
filed 1995-08-07
CIK 724141

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549
                                   Admendment No. 2
                                          to
                                     FORM 10-KSB/A
             [Mark one]
                  [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                            For the fiscal year ended    March 31, 1995
                                                      -------------------

                  [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from __________ to __________
                             Commission File Number 1-9367
                                                    ------

                                 NMR of America, Inc.
                                 --------------------
                      (Name of small business issuer in its charter)

                         Delaware                    22-2468314
                         --------                 ----------------
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)

               430 Mountain Avenue Murray Hill, New Jersey       07974-2732
               -------------------------------------------       ----------
               (Address of principal executive offices)          (Zip Code)

                    Issuer's telephone number: 908-665-9400
                                               ------------

               Securities registered under Section 12(b) of the Exchange Act:

          Title of Each Class         Name of each exchange on which registered
          -------------------         ------------------------------------------
          8% Convertible                         Philadelphia Stock Exchange
          Subordinated Debentures
          Due 2001
               Securities registered under Section 12(g) of the Exchange Act:
                                     Common Stock
                                   (Title of class)

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

                          INDEX TO FORM 10-KSB - PARTS I-III


                                                                 PAGE
                                                                 ----

     PART I    -    Item 1.   Description of Business              3

                    Item 2.   Description of Properties           17

                    Item 3.   Legal Proceedings                   17

                    Item 4.   Submission of Matters to a
                              Vote of Security Holders            17

     PART II   -    Item 5.   Market for the Company's
                              Common Equity and Related
                              Stockholder Matters                 17

                    Item 6.   Management's Discussion and
                              Analysis or Plan of Operation       18

                    Item 7.   Financial Statements                27

                    Item 8.   Changes in and Disagreements
                              With Accountants on Accounting
                              and Financial Disclosure            27

     PART III  -    Item 9.   Directors, Executive Officers,
                              Promoters and Control Persons;
                              Compliance with Section 16(a)
                              of the Exchange Act                 27

                    Item 10.  Executive Compensation              30

                    Item 11.  Security Ownership of
                              Certain Beneficial
                              Owners and Management               33

                    Item 12.  Certain Relationships and
                              Related Transactions                35

                    Item 13.  Exhibits, Lists and Reports on
                              Form 8-K                            36

                                        PART I
                                        ------

     Item 1.  Description of Business.
     ---------------------------------

          (a) General Development of the Business.   NMR of America,   Inc. is
              ------------------------------------
     engaged, directly and through limited partnerships, in installing, managing and maintaining diagnostic imaging systems utilizing primarily magnetic resonance ("MR") as well as other modalities. MR is a relatively recent development in the technology of diagnostic imaging. It does not utilize potentially damaging ionizing radiation, and is believed to have no harmful physical effects. It is also believed to provide images superior in certain respects to those provided by other diagnostic imaging technologies and is potentially capable of providing biochemical information about the tissues being scanned. Although the Company acquires the diagnostic imaging systems, it has no proprietary interest in the imaging technology. The Company acquires its diagnostic imaging systems from various manufacturers and the diagnostic imaging systems are installed under the Company's supervision in the offices of private physicians. As of June 27, 1995, the Company had under management fourteen operational diagnostic imaging systems in physicians' offices. Of the fourteen operational diagnostic imaging systems, eleven are located in installations owned by limited partnerships of which the Company is the managing general partner, two are owned by the Company and one is ninety percent (90%) owned by the Company. All fourteen centers include MR imaging systems and five centers also include other imaging modalities. See "Description of Business."

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

     MR Technology
     -------------

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

     Information with respect to the Company' s ownership interests in diagnostic imaging centers is as follows:

                                                            Company's
                                                            ownership
                         Commencement        Square feet    interest as of
     Location              date              of center      June 27, 1995(1)
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

     Marketing
     ---------

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

               Certificates of Need.   Certain states have enacted certificate
               ---------------------
     of need ("CON") legislation in an attempt to regulate the acquisition of major medical equipment and thereby limit what are possibly unnecessary capital expenditures. Legislation of this type has been enacted in the states of New Jersey, Pennsylvania and Illinois, where the Company has centers, as well as a number of other states where the Company does not currently have centers. The Company's locations in Allentown and Philadelphia, Pennsylvania, Chicago, Illinois and Morristown, New Jersey have received certificates of need from the state authorities. The Company's other diagnostic imaging systems have been installed in reliance upon exemptions from state certificate of need legislation.

               Legislative Developments.  The Federal Omnibus Budget
               -------------------------
     Reconciliation Act of 1989 contains provisions that, unless an exception applies, restrict physicians from making referrals for services to be rendered to Medicare patients to clinical laboratory facilities in which they have an ownership interest, including a limited partnership interest, or with which they have a compensation arrangement which is generally referred to as the "Stark I Legislation." Recently, the Federal Omnibus Budget Reconciliation Act of 1993 added provisions to these restrictions on Medicare payment for physician referrals which, effective January 1, 1995, will greatly broaden the services which are subject to this referral and payment ban. These provisions are generally referred to as the "Stark II Legislation." Specifically with regard to the Company's operations, the Stark II Legislation adds to the referral restriction "radiology or other diagnostic services." The Stark II Legislation also extends these prohibitions to referrals of Medicaid patients. Both the Stark I and the Stark II Legislation provide exceptions for certain types of physicians such as radiologists and for certain types of employment and contractual relationships. In response to the Stark I and Stark II Legislation, the Company purchased limited partnership interests from physician and non-physician investors in certain of its limited partnerships during the fourth quarter of fiscal 1994.

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

               Fraud and Abuse.  The Company is subject to the federal Medicare
               ----------------
     and Medicaid anti-fraud and abuse statutes, which prohibit bribes, kickbacks, rebates and any direct or indirect remuneration in connection with the furnishing or arranging of services, items or equipment for which payment may be made in whole or in part under Medicare or Medicaid. These statutes are intended to prevent the improper referral of patients for medical tests or treatment by health service providers who may have a financial interest in the entity which provides such services. Among other situations to which this legislation may be applicable, governmental authorities have from time to time maintained under certain circumstances that where physicians or other health care providers have made investments in medical care enterprises, although no express agreement regarding referrals of patients to the enterprise may exist, payments to the physicians or health care providers who refer patients to the enterprise may violate the anti-fraud and abuse statutes. Violation of these anti-fraud and abuse statutes may result in significant criminal penalties and exclusion from participation in Medicare and Medicaid programs for both the entity paying the kickback or rebate and the entity receiving it.

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

               Practice of Medicine.   The physicians with whom the Company
               ---------------------
     enters into agreements are subject to licensing by the States in which they practice medicine. This licensing is intended to assure that such persons meet the requirements necessary to practice medicine and is intended for the protection of the public. The practice of medicine and the operation of certain health care facilities are subject to existing laws and regulations.

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

               Health Care Cost Containment and Reimbursements. Federal and
               ------------------------------------------------
     state agencies have adopted or are considering medical cost containment legislation which has restricted or may restrict prices charged by hospitals and other health care facilities. Such legislation, together with cost constraints imposed by insurance companies and other third party payers has and can be expected to continue to reduce the fees the Company can collect for the use of its diagnostic imaging equipment.

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

               FDA Regulation.  The use of diagnostic imaging systems are
               ---------------
     subject to regulation by the Food and Drug Administration ("FDA") as a
     medical device.   The FDA has approved all of the devices used by the
     Company in substantially all currently utilized procedures. Although considered by the Company to be unlikely, there can be no assurance that the FDA may not promulgate regulations in the future that may affect the use of diagnostic imaging systems.

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

               Employees.   As of June 27, 1995, the Company employed   150
               ----------
     persons, including 31 who are employed on a part-time basis. Of such persons, 16 are employed in an executive and administrative capacity at the Company's corporate office, 13 are employed in center based marketing activities, and the remainder are employed as technologists and in other capacities at the imaging centers. To date, the Company has not experienced any difficulty in employing technologists to staff its diagnostic imaging system locations. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

               Raw Materials.  The Company believes that the chemicals and other
               --------------
     materials and supplies used in its MR installations are readily available from a number of sources.

               Patents and Trademarks.  The Company believes that its business
               -----------------------
     is not dependent upon any patents, trademarks, licenses, franchises or concessions.

               Seasonality.  The Company believes that its business activities
               ------------
     are not seasonal.

               Customers.    The Company's customers are comprised of physicians
               ----------
     and physician groups, managed care entities, regional health care systems and patients. The Company believes that it is not dependent upon any customer or few customers. However, the Company believes that patient referrals by physicians in the areas of the offices it equips are important to its success. In addition, all medical aspects of the utilization of the Company's diagnostic imaging installations are under the control of the professional corporations with which the Company has entered into agreements. Such medical aspects include the establishment of fees, leasing of offices, analysis of diagnostic information, preparation of reports to referring physicians, care of patients while at the center and contacts with the referring physicians. Accordingly, the Company's success is directly dependent upon the ability of the professional corporations, and the local radiologists under contract with the professional corporations, to attract patient referrals and to operate the centers on a profitable basis.

               Backlog.  Backlog is not a material aspect of the Company's
               --------
     business.

               Research and Development. The Company does not engage in any
               -------------------------
     material research and development activities.

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

                                       PART II
                                       -------

     Item 5.  Market for the Company's Common Equity and Related
     ------------------------------------------------------------
     Stockholder Matters.
     --------------------

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

     Item 6.  Management's Discussion and Analysis or Plan of Operation.
     -------------------------------------------------------------------

     Results of Operations
     ---------------------

     Fiscal Year Ended March 31, 1995 Compared to Fiscal Year Ended
     --------------------------------------------------------------
     March 31, 1994.
     ---------------

     Reference is made to Note 2 of the Company's consolidated financial statements for a definition of revenue, net.

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

     Other income and expense, net decreased by $106,148 from $130,694 for the fiscal year ended March 31, 1994 to $24,546 for the fiscal year ended March 31, 1995. The decrease for the fiscal year ended March 31, 1995, results primarily from a $121,837 decrease in the Company's equity interest in the earnings of the Austin, Texas limited partnership, a prepayment penalty of $15,945 incurred during the third quarter of fiscal 1995 for the refinancing of the Bel Air, Maryland center debt, a $12,084 loss on the disposition of ultrasound imaging equipment in the Oak Lawn, Illinois center and $51,600 incurred to obtain the landlord's release from the Greenbelt, Maryland center facility lease, offset by an increase in interest income on invested cash of approximately $57,000. The components of other income and expense, net are as follows:

                                      Fiscal                Fiscal
                                       1995                  1994
                                      ------                ------

     Interest Income                $ 133,486           $   76,651
     Austin equity inc. (loss)        (68,770)              53,067
     Film copies                       44,619               22,762
     Bel Air debt prepayment fee      (15,945)
     Gain (loss) on equipment         (12,084)
     Greenbelt lease buyout           (51,600)
     Other/ mis                        (5,160)             (21,786)
                                     ---------             ---------
        Other income, net           $  24,546           $  130,964
                                     =========             =========


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

     Fiscal Year Ended March 31, 1994 Compared to Fiscal Year Ended March 31,
     ------------------------------------------------------------------------
     1993.
     -----

     Reference is made to Note 2 of the Company's consolidated financial statements for a definition of revenue, net.

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

     Inflation
     ---------

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

     Liquidity
     ---------

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

     Investing activities utilized $4,515,149 in cash during fiscal 1995.    The
     Company invested $1,705,020 in purchases of equipment, leasehold improvements and upgrades primarily for the Oak Lawn and Libertyville, Illinois and Bel Air and Seabrook, Maryland imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company invests substantially all of its excess cash balances in government securities, certificates of deposit and other fixed income instruments with maturities of up to one year. Such maturities are scheduled to coincide with the Company's anticipated capital needs. The Company's net purchases of short-term investments and marketable securities totaled $1,775,435 during fiscal 1995. In addition the Company expended $976,794, net of cash acquired, substantially all of which was for the acquisition of Golf/DIC. The Company acquired $48,800 of limited partnership interests for cash during fiscal 1995 and may acquire additional limited partnership interests in certain of its centers due to Federal legislation relating to the referral of Medicare and Medicaid patients by physician investors in such centers.

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

     Capital Resources
     -----------------

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

     Item 8.  Changes in and Disagreements with Accountants on Accounting and
     ------------------------------------------------------------------------
     Financial Disclosure.
     ---------------------

     During the fiscal year ended March 31, 1995, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                       PART III
                                       --------

     Item 9.   Directors, Executive Officers, Promoters and Control Persons;
     -----------------------------------------------------------------------
     Compliance with Section 16(a) of the Exchange Act.
     --------------------------------------------------

     Directors

          The directors of the Company, their age, and the year in which each first became a director of the Company are as follows:

                                                            Director
          Name                                   Age        Since
          ----                                   ---        --------

     Joseph G. Dasti............................  62         1990

     Donald W. Arthur...........................  40         1990

     Dr. David L. Bloom.........................  65         1990

     John A. Faraone............................  61         1990

     Joseph T. Zappala..........................  60         1990

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


      Name                      Age        Offices Held
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

Director and Officer Securities Reports

     The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all persons subject to these reporting requirements filed the required reports on a timely basis during the 1995 fiscal year.


Item 10.   Executive Compensation.
----------------------------------

     The following table sets forth the compensation paid during the Company's three fiscal years ended March 31, 1995 to the chief executive officer of the Company and the other executive officer(s) of the Company whose compensation exceeded $100,000 in the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                               Long term
                                                              Compensation
                        Annual Compensation                       Awards
                      ----------------------            ----------------------
                                                         Securities Underlying
Name and                                                     Options/SARs          All Other
Principal Position    Year(1)  Salary($)(2)  Bonus($)      and Warrants (#)    Compensation ($)(4)
------------------    -------  ------------  --------   ---------------------- -------------------
Joseph G. Dasti          1995   206,923        19,450                 0            14,531
President                1994   150,384        50,000(3)        100,000            27,450
                         1993   148,461        25,000                 0             1,504

John P. O'Malley III     1995   155,369        15,951                 0            20,302
Executive Vice           1994   105,726        55,000(3)        100,000                12
President-Finance        1993    71,654         7,800                 0                 0


---------------------------

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

                                                     Value of Unexercised
                         Number of Securities        In-the-Money
                         Underlying Unexercised      Options/SAR's and
                         Options/SAR's and Warrant   Warrants at
                         at Fiscal Year-End(#)       Fiscal Year-End($)

                         Exercisable (E)/            Exercisable (E)/
Name                         Unexercisable(U)        Unexercisable (U)
----                     --------------------------  -----------------

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
Quarterly Pre-Tax Income ("PTI")       Mr. Dasti     Mr. O'Malley
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

                                   Amount and Nature
Name and Address
-----------------
of Beneficial Owner           of Beneficial Ownership       (1)Percent of Class
-------------------           -----------------------       -------------------

Joseph G. Dasti                    559,513(2)                         10.2%
c/o NMR of America, Inc.
430 Mountain Avenue
Murray Hill, NJ  07974

John P. O'Malley III                38,626(3)                          0.8%
c/o NMR of America, Inc.
430 Mountain Avenue
Murray Hill, NJ  07974

Donald W. Arthur                    33,000(4)                          0.6%
4 Kalman Court
Warren Township, NJ  07060

Dr. David L. Bloom                 150,000(5)                          2.9%
Somerset Diagnostic
400 Commonwealth Avenue
Boston, MA  02215

John A. Faraone                     64,000(6)                          1.3%
1213 King Street
Wilmington, DE  19899

Joseph T. Zappala                  37,900(7)                           0.7%
30 South Broadway
Pennsville, NJ  08070

Dr. Donald A. Tobias               311,000(8)                          6.2%
97 Biltmore Estates
Phoenix, AZ  85016

All Directors and Officers         883,039(9)                         15.8%
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



(23) Consents of experts and counsel

              (i)  Consent of Coopers & Lybrand L.L.P. Independent Accountants+

(27) Financial data schedule +

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



                                             NMR OF AMERICA, INC.

                                             By /s/ Joseph Guy Dasti
                                               ----------------------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature                                     Title                  Date
---------                                     -----                  ----


/s/ Joseph G. Dasti                 President and Director       August 7, 1995
----------------------
Joseph G. Dasti                   (Principal Executive Officer)


/s/ John P. O'Malley III
------------------------
John P. O'Malley III               Executive Vice President-     August 7, 1995
                                 Finance (Principal Financial
                                   and Accounting Officer)


/s/ Donald W. Arthur                         Director            August 7, 1995
----------------------
Donald W. Arthur


/s/ David L. Bloom, M.D.                     Director            August 7, 1995
------------------------
David L. Bloom, M.D.


/s/ John A. Faraone                          Director            August 7, 1995
----------------------
John A. Faraone


/s/ Joseph Zappala                           Director            August 7, 1995
----------------------
Joseph Zappala

NMR of America, Inc., and Subsidiaries

Report of Independent Accountants
---------------------------------

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

                                        COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
June 16, 1995

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
---------------------------

         Assets                                   March 31,
_______________________________________________________________________
                                             1995             1994
_______________________________________________________________________


Current Assets:
  Cash and cash equivalents                $3,966,804     $ 3,718,978
  Marketable securities                    $1,125,643         611,303
  Short-term investments                      886,609
  Due from affiliated physician
    associations, net                       9,498,268       8,024,542
  Other current assets                        903,373         807,837
_______________________________________________________________________
     Total current assets                  16,380,697      13,162,660
_______________________________________________________________________
Land, buildings and equipment              31,360,133      27,945,883
  Less, accumulated depreciation
    and amortization                       19,580,504      16,494,306
_______________________________________________________________________
                                           11,779,629      11,451,577
Cost in excess of net assets
  acquired                                  4,497,974       2,575,221
Deferred income taxes                       1,099,000
Other assets                                1,571,547       1,783,720
_______________________________________________________________________
Total assets                              $35,328,847     $28,973,178
_______________________________________________________________________
-----------------------------------------------------------------------
























The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
---------------------------

        Liabilities and Shareholders' Equity           March 31,
_______________________________________________________________________
                                                  1995         1994
_______________________________________________________________________


Current Liabilities:
  Accounts payable and
    accrued expenses                         $ 3,098,931   $2,701,579
  Current installments on capital
    lease obligations                            286,263      336,059
  Current installments on notes and
    mortgage payable                           2,769,098    1,733,721
_____________________________________________________________________

         Total current liabilities             6,154,292    4,771,359
______________________________________________________________________

Convertible subordinated debt, net             2,056,417    2,126,083
Obligations under capital leases,
  less current installments                      481,518      767,774
Notes and mortgage payable,
  less current installments                   10,451,119    8,684,435
Minority interest in limited partnerships      2,155,665    1,721,683

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.01 par value;
  authorized 30,000,000 shares,
  5,416,967 and 5,257,080 shares
  issued and outstanding at
  March 31, 1995 and 1994,
  respectively                                    54,169       52,571
Additional paid-in capital                    11,570,401   10,923,047
Unrealized gains and (losses)                     14,208
Retained earnings                              3,854,255    1,420,343
Less, 364,958 and 377,326
  common shares in Treasury at
  March 31, 1995 and 1994,
  respectively, at cost                      ( 1,463,197)  (1,494,117)
_______________________________________________________________________
Shareholders' equity                          14,029,836   10,901,844
_______________________________________________________________________
Total liabilities and shareholders'
    equity                                   $35,328,847  $28,973,178
_______________________________________________________________________
-----------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries
Consolidated Statements of Operations
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

_______________________________________________________________________________
-------------------------------------------------------------------------------


Per Share Data:


Primary:
Net income (loss) per share              $     .49    $     .29    ($     .12)

_______________________________________________________________________________
-------------------------------------------------------------------------------


Fully diluted:
Net income (loss) per share              $     .47    $     .29    ($     .12)

_______________________________________________________________________________
-------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

                                         F-4


NMR of America, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
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
___________________________________________________________________________________


  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization          2,951,400      2,545,108    2,765,645

      Minority interest in income of
        limited partnerships                   527,663      1,049,070      981,741

      Deferred income taxes                ( 1,099,000)

      Equity in loss (income) from
        partnership                             68,770    (    53,067) (   159,457)

      Gain on sale of limited partnership
        interests                                                      (   269,509)

      Contractor reimbursement for lost
        revenues                          (    91,620)

      Loss on disposition of
        center assets                           12,084         47,021      212,075

      Non-recurring write-down of center
        equipment                              560,091

      Proceeds from sale of marketable
        securities - trading                   411,270

      Unrealized gain on
        marketable securities                              (    9,464)

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

NMR of America, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
-------------------------------------
                                                      Years Ended March 31,
___________________________________________________________________________________
                                               1995          1994          1993

___________________________________________________________________________________
Cash flows from investing activities:
  Purchase of equipment                    ( 1,705,020)   (   338,080) ( 4,230,970)

  Purchase of short-term investments       (   869,000)
  Purchase of marketable securities        ( 1,111,435)   ( 1,201,839)

  Purchase of limited partnership
    interests                              (    48,800)   ( 2,185,005) (   347,432)

  Acquisition of purchase option                          (   200,000)

  Acquisition of centers, net of cash
    acquired                               (   976,794)   (   325,000)

  Proceeds from sale of marketable
    securities                                 205,000        600,000

  Proceeds from disposition of
    center assets                                6,250

  Other                                    (    15,350)   (    11,014)
__________________________________________________________________________________

  Net cash used in investing activities    ( 4,515,149)   ( 3,660,938) ( 4,578,402)

___________________________________________________________________________________
Cash flows from financing activities:

  Repayments of debt, including capital
    lease obligations                      ( 2,134,292)  ( 1,587,922) ( 1,707,178)

  Distributions to limited partners        (   135,656)  (   683,067) ( 1,135,972)

  Capital contributions from
    limited partners, net                                                 443,285

  Proceeds from borrowings                   2,617,683     2,319,500    3,415,000

  Purchase of common stock warrants                      (    12,000) (    11,139)

  Proceeds from conversion of warrants
    to common stock, net                                                   27,000

  Proceeds from stock issuance and
    exercise of stock options                   27,812                     17,500

  Purchases of treasury stock                                         ( 1,213,804)
----------------------------------------------------------------------------------

  Net cash provided by (used in)
    financing activities                       375,547        36,511  (   165,308)
----------------------------------------------------------------------------------

Net increase (decrease) in cash
  and cash equivalents                         247,826   (   215,978) ( 1,095,470)

  Cash and cash equivalents
    at April 1,                              3,718,978     3,934,956    5,030,426
---------------------------------------------------------------------------------

  Cash and cash equivalents
    at March 31,                            $3,966,804    $3,718,978   $3,934,956

__________________________________________________________________________________


The accompanying notes are an integral part of the consolidated financial statements.

                                         F-6

NMR of America, Inc., and Subsidiaries
Consolidated Statements of Cash Flows
-------------------------------------
                                                      Years Ended March 31,
___________________________________________________________________________________
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


                                                        NMR of America, Inc. and Subsidiaries
                                                        Consolidated Statement of Changes in Shareholders' Equity


                                                          Additional                          Unrealized  Retained       Total
                                         Common Stock      Paid-In        Treasury Stock        Gains     Earnings   Shareholders'
                                       Shares    Amount    Capital      Shares      Amount    (losses)   (Deficit)      Equity
---------------------------------------------------------------------------------------------------------------------------------
Balances At March 31, 1992           5,058,312  $50,583  $10,332,174    (78,906)   ($280,313)              $646,825   $10,749,269
Purchase of common stock                                               (298,420)  (1,213,804)                          (1,213,804)
Issuance of common stock                 3,103       31       17,469                                                       17,500
Conversion of subordinated
  debentures to common stock            18,665      187       83,813                                                       84,000
Purchase of warrants                                         (11,139)                                                     (11,139)
Conversion of warrants to
  common stock                          27,000      270       26,730                                                       27,000
Net income for fiscal 1993                                                                                 (593,982)     (593,982)
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1993           5,107,080   51,071   10,449,047   (377,326)  (1,494,117)                52,843     9,058,844
---------------------------------------------------------------------------------------------------------------------------------
Purchase of warrants                                         (12,000)                                                     (12,000)
Issuance of common stock               150,000    1,500      486,000                                                      487,500
Net income for fiscal 1994                                                                                1,367,500     1,367,500
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1994           5,257,080   52,571   10,923,047   (377,326)  (1,494,117)             1,420,343    10,901,844
---------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock               135,000    1,350      528,650                                                      530,000
Conversion of subordinated
  debentures to common stock            24,887      248      111,751                                                      111,999
Exercise of employee
  stock options                                                2,187     10,250       25,625                               27,812
401(k) plan contributions                                      4,766      2,118        5,295                               10,061
Unrealized gain on securities
  held for sale                                                                                 14,208                     14,208
Net income for fiscal 1995                                                                                2,433,912     2,433,912
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1995           5,416,967  $54,169  $11,570,401   (364,958) ($1,463,197)  $14,208   $3,854,255   $14,029,836
---------------------------------------------------------------------------------------------------------------------------------

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        1.  The Company and Its Significant Accounting Policies

        The Company -  NMR of America, Inc., and  Subsidiaries (the "Company")
        -----------
        is engaged in installing and maintaining imaging systems used for diagnostic purposes in offices operated by private physicians.

        Consolidation  - The  accompanying  consolidated financial  statements
        -------------
        include the accounts of NMR of America, Inc., its wholly-owned subsidiaries and certain limited partnerships in which the Company is
        a  general   partner.     All  material   intercompany  balances   and
        transactions have been eliminated. As general partner, the Company is subject to all the liabilities of a general partner and as of March 31, 1995, is entitled to share in partnership profits, losses and distributable cash as follows:
                                                            Company Share of
                                                           Profits, Losses and
               Partnership                                   Distributions
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

        During the second quarter of the fiscal year ended March 31, 1993, accumulated losses, from inception, of the Company's Harford County, Maryland limited partnership fully offset the capital contributed by its limited partners. Accordingly, losses incurred in excess of such limited partnership capital have been charged, in full, to the Company as general partner. Future profits, if any, in the Harford County partnership will be allocated, in full, to the Company as general partner until such profits equal the Company's excess share of allocable losses. Thereafter, future profits and losses will be allocated in accordance with the parties respective ownership interests.
                                          F-9

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        1.  The Company and Its Significant Accounting Policies (continued)

        Reclassification - Certain prior year items have been reclassified  to
        ----------------
        conform to the current year presentation.

        Cash  and  Cash Equivalents  - For  financial statement  purposes cash
        ---------------------------
        equivalents include short-term investments with an original maturity of ninety days or less. At March 31, 1995 and 1994, respectively, the Company had investments in money market accounts and certificates of deposit of $729,759 and $1,060,564. Cash and cash equivalents includes $1,673,598 and $428,733 as of March 31, 1995 and 1994,
        respectively, representing funds of the various partnerships.

        Marketable Securities -  The Company adopted effective  April 1, 1994,
        ---------------------
        Statement of Financial Accounting Standards No. 115, ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires a more detailed disclosure of debt and equity securities held for investment, the methods to be used in determining fair value and when to record unrealized holding gains and losses in earnings or in a separate component of shareholders' equity. Debt securities for which the Company does not have the intent or the ability to hold to maturity are classified as available-for-sale along with the Company's investments in equity securities. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Any realized gains and losses are determined on the specific identification method. In accordance with SFAS 115, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as a result of adopting SFAS 115 in fiscal 1995 was not material.

        Property and Equipment - Property  and equipment are being depreciated
        ----------------------
        for financial accounting purposes using the straight-line method over their respective estimated useful lives ranging from three to ten years. Leasehold improvements are being amortized over ten years. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

        Deferred  Pre-Operating   and  Organizational  Costs  -   The  Company
        ----------------------------------------------------
        capitalizes costs associated with the organization and start-up of the various limited partnerships and Company-owned centers. Such costs are amortized on a straight-line basis over a five-year period beginning with the commencement of operations at each location.

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        1.  The Company and Its Significant Accounting Policies (continued)

        Cost in Excess  of Net Assets  Acquired - The  excess of the  purchase
        ---------------------------------------
        price over the fair market value of net assets acquired is being amortized using the straight-line method over 20 years. As of March 31, 1995 and 1994, accumulated amortization amounted to $274,544 and $115,425, respectively.

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

        The Company periodically reviews goodwill to assess recoverability based upon expectations of undiscounted cash flows and operating income of each consolidated entity having a material goodwill balance. An impairment would be recognized in operating results, based upon the difference between each consolidated entities' repective undiscounted cash flows and the carrying value of the related costs in excess of net assets acquired, if a permanent diminution in value were to occur.


        Earnings Per Share  - Earnings per share  is computed on the  basis of
        ------------------
        the weighted average number of common shares outstanding and dilutive common stock equivalents. Common stock equivalents consist of stock options and warrants. For the years ended March 31, 1994 and 1993, earnings per share is computed on the basis of the weighted average number of common shares outstanding during each year as the Company's common stock equivalents had an anti-dilutive effect. The shares issued by the Company in connection with the purchases of Oak Lawn Imaging Center, Golf MRI Center and Diagnostic Imaging Center were considered outstanding from the date of acquisition.

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        1.  The Company and Its Significant Accounting Policies (continued)

        New Accounting Standards - Statement of Financial Accounting Standards
        ------------------------
        No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") is effective for the Company's year ending March 31, 1997. The adoption of FAS 121 is not expected to have a material effect on the Company's financial position or results of operations.

        2.   Due from Affiliated Physician Associations

        For consolidated centers which the Company developed, it has entered into agreements with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements have terms of up to six years and are renewable at the option of the Company. The Physician's principal, Dr. David L. Bloom, is a director of the Company. Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pay a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including the related financing costs, a charge per invoice processed and a charge based upon system usage for each Company-installed imaging system in operation. These fees, net of a contractual allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, constitute the Company's revenue, net for developed sites.


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

        3.   Short-term Investments

        Short term investments at March 31, 1995 are stated at cost plus accrued interest and consist of certificates of deposit having original maturities of greater than three months but not in excess of one year.
                                          F-12

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        4.   Marketable Securities

        Marketable  securities  classified   as  available-for-sale,  held-to-
        maturity and trading are as follows:

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

        5.   Property and Equipment

        Property and equipment stated at cost are set forth below:

                                                              March 31,
          --------------------------------------------------------------------
                                                         1995          1994
          --------------------------------------------------------------------
          Diagnostic equipment                       $19,260,564   $18,269,704
          Diagnostic equipment under capital leases    1,402,367     1,406,917
          Leasehold improvements                       4,486,404     4,237,068
          Land and buildings                           1,353,569     1,337,835
          Equipment                                    3,600,164     2,105,694
          Furniture and fixtures                         616,519       545,279
          Construction in progress                       640,546        43,386
          --------------------------------------------------------------------
                                                     $31,360,133   $27,945,883
          ====================================================================

        Depreciation expense for the years ended March 31, 1995, 1994 and 1993 amounted to $2,527,773, $2,197,181 and $2,522,996, respectively.

        Accumulated amortization relating to property and equipment under capital leases at March 31, 1995 and 1994 was $510,570 and $269,281, respectively.

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        5.   Property and Equipment (continued)

        The following is a schedule by fiscal year of the minimum future lease payments under capital leases as of March 31, 1995:

                    Year ending March 31,
                            1996                          $  322,138
                            1997                             288,796
                            1998                             165,604
                            1999                              53,558
                            2000                               ---
                         thereafter                            ---
        ----------------------------------------------------------------------
                    Total minimum lease payments             830,096
               Less:  amount representing
                         interest (imputed at an average

                         rate of 5.8%)                        62,315
        ----------------------------------------------------------------------
                    Present value of
                      minimum lease payments                 767,781
                    Less current installments                286,263
        ----------------------------------------------------------------------
                    Obligations under capital leases,
                      less current installments           $  481,518
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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        7.   Notes and Mortgage Payable

        Notes and mortgage payable consist of the following:


                                                        March 31,   March 31,
                                                          1995        1994
        ----------------------------------------------------------------------
        Mortgage payable to bank (A)                  $   524,065 $   533,594
        Allentown equipment note payable to bank (B)    1,980,952   2,438,095
        Note payable for acquisition of limited
         partnership interests (C)                      1,861,835   2,240,000
        Oak Lawn equipment note payable to bank (D)     1,334,594   1,452,142
        Bel Air equipment note payable (E)              2,705,136   2,785,963
        Notes payable from acquisitions (F)             2,455,856
        Other notes payable for equipment, equipment
         upgrades and leasehold improvements (G)        2,357,779     968,362
        ----------------------------------------------------------------------
        Total                                          13,220,217  10,418,156
        Less, current installments                      2,769,098   1,733,721
        ----------------------------------------------------------------------
        Notes and mortgage payable less current
         installments                                 $10,451,119 $ 8,684,435
        ======================================================================



        (A) The Company has a thirty-year mortgage collateralized by the Union, New Jersey imaging center land and building. The mortgage bears interest at a variable rate, adjusted annually based on the one- year Treasury bill rate plus 2.75% (8.25% at March 31, 1995) and matures October 2019. The current monthly payments are $4,224, including interest.

        (B) During the year ended March 31, 1992, the Company completed an upgrade at its Allentown, Pennsylvania center which included both new imaging equipment, related leasehold improvements and a five year prepaid equipment maintenance agreement aggregating approximately $3,200,000. The Company financed these amounts using a note payable (the "Note") over a five year term which commenced in August 1992. The Note requires monthly installments of $38,095 plus interest and a balloon payment of $952,395 due in July 1997. The Note bears interest at a variable rate equal to the bank's prevailing prime rate plus one-half percent (9.5% at March 31, 1995), however, the Note provides an option to fix the interest rate at any time during the term. The Note is collateralized by substantially all of the assets of the MR Associates of Allentown partnership. Effective for fiscal 1994, the Note's financial covenants were modified requiring the Partnership to meet two debt coverage ratios, as defined, as of March 31 of each fiscal year through the expiration of the Note. As of March 31, 1993, the Company's partnership received a waiver of compliance with respect

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        7.   Notes and Mortgage Payable (continued)

             to meeting the Note's financial covenant requirements to maintain a minimum aggregate capital level of $200,000 and a debt coverage ratios of 1.8 to 1.0 as defined in the Note agreement.

        (C) In March 1994, the Company financed the acquisition of limited partnership interests using a $2,240,000 three year note payable which bears interest at a rate of 8.9% and requires monthly payments of $49,830, including interest through April 1995 and $83,378, including interest per month thereafter. The note is collateralized by the imaging equipment and receivables of certain of the limited partnerships in which additional interests were acquired.

        (D) In January 1994, the Company assumed a five year $1,475,000 note payable to a bank which bears interest at a variable rate equal to the bank's prevailing prime rate (9.0% at March 31, 1995) plus one percent. Monthly payments, including principal and interest, for the first three years of the note are fixed at $20,000. The note is collateralized by substantially all of the equipment of the Oak Lawn Imaging Center.

        (E) In December 1994, the Company refinanced the imaging equipment and leasehold improvement debt of its Bel Air, Maryland center with a remaining principal balance of $2,493,683 as of the date of the refinancing. In conjunction with the refinancing, the Company also financed the cost of upgrades to its MR and nuclear medicine equipment with an aggregate cost of $238,614. The Company incurred a prepayment penalty of $15,945 in conjunction with the refinancing, which was included as a component of other expense (income), net in the accompanying statement of operations for the year ended March 31, 1995. The note payable obligation, aggregating $2,748,242 of principal is payable over a seven year term due January 2001, bears interest at 11.25% and requires fixed monthly payments of $40,000, including interest, during the first 24 months and $61,465, including interest, for the remaining term. The note is collateralized by the related imaging equipment.

        (F) In January 1995, in connection with the acquisition of Golf MRI L.P. and Diagnostic Imaging Center L.P. the Company consolidated and refinanced the center's existing equipment debt obligations, aggregating $1,823,167, using a five year bank term note bearing interest at a variable rate equal to the bank's prevailing prime rate (9.0% at March 31, 1995) plus one percent. The note requires monthly installments of $36,729, including interest, and is due on March 31, 2000. In addition, the Company assumed $34,450 of notes payable to former limited partners of Diagnostic Imaging Center

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        7.   Notes and Mortgage Payable (continued)

             which bear interest at a rate of 10%, require quarterly payments of $8,612 plus interest and are due in December 1995, and a $125,000 two year note payable to the former general partner, which does not bear interest. The Company financed $550,000 of the cash portion of the acquisition price with a bank using a five year term note bearing interest at a variable rate equal to the bank's prevailing prime rate (9.0% at March 31, 1995) plus one percent. The note requires monthly installments of $11,417, including interest, and is due on March 31, 2000. The note agreement requires the Company to meet certain financial ratios as of March 31 of each year the agreement is in effect. The foregoing bank notes are collateralized by the center's imaging equipment.

        (G) Included in other debt obligations is $1,312,046 and $249,429 at March 31, 1995 and 1994, respectively, of various notes payable relating to the purchase of equipment, equipment upgrades and leasehold improvements. These notes bear interest at rates ranging from 8.9% to 11.8% and require monthly payments ranging from $1,106 to $17,473, including interest. The notes are payable over varying terms of four and five years with the last note due January 2000. The notes are primarily collateralized by the related imaging equipment.


             Included in other debt obligations is $1,045,733 and $718,933 at March 31, 1995 and 1994, respectively of various notes payable relating to the acquisition of the Des Plaines, Oak Lawn and Libertyville, Illinois imaging centers and a purchase option related to the general partner interest in MR Associates of Chicago. These notes bear interest at rates ranging from 7.0% to 9.0%, and have varying terms of two to five years. The payment terms are primarily monthly and range from $3,554 to $13,294, including interest.


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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        8.  Shareholders' Equity (continued)

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

        Stock Purchase Warrants

        As of March 31, 1995 the Company had granted warrants to purchase its common stock with the following terms:

          Number
            of                       Exercise                Expiration
          shares                      price                     date
          -------                    --------             -----------------
           40,000                     $4.00                December 2, 1995
           20,000                     $4.50                December 2, 1995
           40,000                     $5.00                December 2, 1995
           50,000                     $7.00                September 26, 1996
           50,000                     $8.00                September 26, 1996
           50,000                     $3.00                May 5, 1996
           50,000                     $3.50                May 5, 1996
          100,000                     $8.00                February 6, 1997
            7,000                     $5.00                March 30, 1997
           75,000                     $3.00                November 5, 1998
           35,000                     $3.00                January 20, 1999
           25,000                     $3.09                February 23, 1999
          100,000                     $3.92                May 18, 1999
           25,000                     $5.00                September 30, 1999
          190,000                     $6.38                December 18, 2001
          100,000                     $7.63                March 12, 2002
          100,000                    $10.00                March 12, 2002
        ---------
        1,057,000
        =========

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        8.  Shareholders' Equity (continued)

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

        In January 1994, the Company entered into a three year administrative services agreement with Radiology Business Management Inc. ("RBM") to provide office and clerical services to the Oak Lawn Imaging Center, pursuant to which the Company issued RBM warrants to purchase 35,000 shares of the Company's common stock at an exercise price of $3.00 per share. These warrants have a term of five years and are exercisable from the date of grant.

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        8.  Shareholders' Equity (continued)

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

        On November 6, 1990, the Board of Directors granted an officer and director of the Company warrants to acquire 75,000 shares of common stock at $3.00 per share. The warrants vest over a three year period from the date of the grant and have a term of eight years. During the year ended March 31, 1992, the Company granted the same officer and director warrants to acquire 250,000 shares of the Company's common stock; 50,000 warrants with an exercise price of $6.38 per share; 100,000 warrants with an exercise price of $7.63 per share, and 100,000 warrants with an exercise price of $10.00 per share. These warrants are exercisable from date of grant and have a term of ten years.

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        9.  Income Taxes (continued)

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        9.  Income Taxes (continued)

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        10. Commitments and Contingencies (continued)

        The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases and the Company's corporate rentals. As of March 31, 1995, the aggregate future minimum lease payments and sublease rentals are as follows:

                                     Original
        Year ended March 31,          Leases       Subleases        Net
        --------------------        ----------     ----------   ----------
             1996                   $1,735,309     $  721,980   $1,013,329
             1997                    1,678,638        663,671    1,014,967
             1998                    1,383,629        560,925      822,704
             1999                      904,703        529,930      374,773
             2000                      507,098        507,098        ---
          thereafter                   422,412        422,412        ---
        ------------------------------------------------------------------
                                    $6,631,789     $3,406,016   $3,225,773
        ==================================================================

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        11. Related Parties (continued)

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        12.  Imaging Center Matters (continued)

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        13. Quarterly Consolidated Financial Information (Unaudited)(continued)

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

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        14. Acquisitions (continued)

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

        Effective January 1, 1994, the Company acquired additional limited partnership interests in seven of its existing centers for $2,185,005. The acquisitions were accounted for as purchases resulting in the ownership interests reflected in Note 1. The acquisition of such limited partnership interests on a consolidated basis resulted in a difference between the purchase price of such interests and the estimated fair value of the net assets of the respective partnerships amounting to $15,593.
                                           F-28

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


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

                                                 Fiscal 1995 (1)
                                            --------------------------
                                                                NMR
                                                NMR         Including
                                             Including      Historical
                                             Historical    Acquisitions
                                            Acquisitions    and Morgan
                                            (Unaudited)    (Unaudited)
                                            -----------    -----------
        Revenue, net                           $20,707        $25,962
        Operating income                       $ 3,637        $ 5,336
        Income before
          income taxes                         $ 1,673        $ 2,934
        Income before extraordinary item
          and cumulative effect of change
          in accounting principle              $ 2,716        $ 3,806
        Fully diluted net
          income per share                     $   .51        $   .58


                                                    Fiscal 1994
                                            --------------------------
                                                               NMR
                                                NMR         Including
                                             Including      Historical
                                             Historical    Acquisitions
                                            Acquisitions    and Morgan
                                            (Unaudited)    (Unaudited)
                                            -----------    -----------
        Revenue, net                           $20,793        $25,763
        Operating income                       $ 4,452        $ 5,836
        Income before
          income taxes                         $ 2,626        $ 3,671
        Income before extraordinary item
          and cumulative effect of change
          in accounting principle              $ 2,415        $ 3,396
        Fully diluted net
          income per share                     $   .49        $   .55

        NMR of America, Inc, and Subsidiaries

        Notes to Consolidated Financial Statements
        ------------------------------------------


        14. Acquisitions (continued)

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

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used for Earnings Per Share Calculation

                                                              Years Ended March 31,
----------------------------------------------------------------------------------------
                                                1995           1994           1993
----------------------------------------------------------------------------------------
PRIMARY EARNINGS PER SHARE INFORMATION:

Net income (loss) per consolidated
   statements of operations	             $2,433,912     $1,367,500     ($  593,982)
                                             ==========     ==========      ===========

Weighted average number of
  outstanding shares                          4,890,791      4,757,102       4,800,122

Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                             127,161          ---            ---


      Incremental shares issuable on
      conversion of Convertible
      Subordinated Debentures                    ---             ---            ---
                                             ----------     ---------      ----------

Weighted average number of shares
  used to compute primary earnings
  per share                                   5,017,952     4,757,102       4,800,122
                                             ==========     =========      ==========


Primary Earnings Per Share:
---------------------------
Primary net income (loss) per share            $  .49         $  .29         ($  .12)
                                             =========      =========      ==========

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used for Earnings Per Share Calculation

                                                            Years Ended March 31,
---------------------------------------------------------------------------------------
                                                1995           1994(1)        1993(1)
---------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS PER SHARE INFORMATION:
Net income (loss) per consolidated
  statements of operations                    $2,433,912     $1,367,500     ($  593,982)

Add:  Interest savings from proceeds
      of conversion of outstanding
      convertible debentures,
      net of minority
      interest and taxes                        220,255        372,517         421,580
                                             ----------     ----------     -----------
Net income (loss) used to computed fully
  diluted earnings per share                 $2,654,167     $1,740,017     ($  172,402)
                                             ==========     ==========     ===========


Weighted average number of
  outstanding shares                          4,890,791      4,757,102       4,800,122

Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                             217,553        221,934         178,934

      Incremental shares issuable on
      conversion of Convertible
      Subordinated Debentures                   481,556        506,444         506,444
Weighted average number of shares            ----------     ----------     -----------
  used to compute fully diluted
  earnings per share                          5,589,900      5,485,480       5,485,500
                                             ==========     ==========     ===========


Fully Diluted Earnings Per Share:
---------------------------------
Fully diluted net income (loss) per share       $  .47         $  .32         ($  .03)
                                             ==========     ==========     ===========



(1) the registrant's calculation of fully diluted earnings per share for the year ended March 31, 1994 and 1993 is antidilutive in comparison to its calculation of primary earnings (loss) per share. As such, the registrant has presented its primary earnings (loss) per share on the face of its consolidated statement of operations for both the primary and fully diluted earnings (loss) per share presentation.