Form 10QSB
period 1995-06-30
NMR OF AMERICA INC
filed 1995-08-14
CIK 724141

U.S. Securities and Exchange Commission
                                 Washington, D. C. 20549
                                      Form 10-QSB
        (Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended June 30, 1995
                                                         -------------

            [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE EXCHANGE ACT

                          For the transition period from         to
                                                         --------  --------

                                   Commission file number 1-9367
                                                          ------

                                 NMR of America, Inc.
                                 --------------------
                         (Exact name of small business issuer as
                                specified in its charter)

                   Delaware                            22-2468314
        -------------------------------    ---------------------------------
        (State or other jurisdiction of    (IRS Employer Identification No.)
         incorporation or organization)

               430 Mountain Avenue  Murray Hill, New Jersey  07974-2732
             -----------------------------------------------------------
                      (address of principal executive offices)

                                   (908) 665-9400
                                   --------------
                             (Issuer's telephone number)


           ---------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer (1) filed all reports required to be filed by
        Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
        past 90 days.     YES    X                            NO
                               ------                             ------

                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                          YES                                 NO
                               ------                             ------

                       APPLICABLE ONLY TO CORPORATE ISSUERS
        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 1995 -
                                                             ------------------
         5,052,384
        -----------

        NMR of America, Inc., and Subsidiaries

                            PART I.   Financial Information
                            -------------------------------



        Item 1.   Financial Statements
                  --------------------



                  Consolidated Balance Sheets

                  Consolidated Statements of Operations

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements


        Item 2.   Management's Discussion and Analysis or Plan of
                  -----------------------------------------------
                  Operation
                  ---------



                            PART II.  Other Information
                            ---------------------------



        Item 6.  Exhibits and reports on Form 8-K
                 --------------------------------


                 Exhibit 11. Computation of Shares Used For Earnings Per Share Calculation

                 Exhibit 27.  Financial data schedule














                                             2

        NMR of America, Inc., and Subsidiaries

        Consolidated Balance Sheets
        ---------------------------
                                                      June 30,      March 31,
                                                       1995           1995
                                                    -----------   ------------
                                                    (unaudited)

        Assets
        Current assets:
            Cash and cash equivalents               $ 4,296,528    $ 3,966,804
            Marketable securities                       398,735      1,125,643
            Short-term investments                      916,234        886,609
            Due from affiliated physician
               associations, net                      9,830,568      9,498,268
            Other current assets                        929,128        903,373
                                                    -----------    -----------
              Total current assets                   16,371,193     16,380,697
                                                    -----------    -----------


        Land, buildings and equipment                28,568,568     31,360,133
        Less, accumulated depreciation
           and amortization                          16,471,024     19,580,504
                                                    -----------    -----------
                                                     12,097,544     11,779,629

        Cost in excess of net assets
           acquired                                   4,467,009      4,497,974
        Deferred income taxes                         1,019,000      1,099,000
        Other assets                                  1,591,356      1,571,547
                                                    -----------    -----------
        Total assets                                $35,546,102    $35,328,847
                                                    ___________    ___________
                                                    -----------    -----------





















        The accompanying notes are an integral part of the consolidated financial statements.
                                             3

        NMR of America, Inc., and Subsidiaries

        Consolidated Balance Sheets
        ---------------------------


                                                      June 30,      March 31,
                                                        1995           1995
                                                   -------------   -----------
                                                    (unaudited)

        Liabilities and shareholders' equity

        Current liabilities:
           Accounts payable and
             accrued expenses                      $  3,698,788   $ 3,098,931
           Current installments on capital
             lease obligations                          267,047       286,263
           Current installments on notes and
             mortgage payable                         2,831,648     2,769,098
                                                    -----------   -----------

               Total current liabilities              6,797,483     6,154,292

        Convertible subordinated debt, net            2,067,001     2,056,417
        Obligations under capital leases,
           less current installments                    413,130       481,518
        Notes and mortgage payable,
           less current installments                  9,782,486    10,451,119
        Minority interest in limited
           partnerships                               2,228,665     2,155,665
        Commitments and contingencies
        Shareholders' equity:
           Common stock, $.01 par value;
             authorized 30,000,000 shares,
             5,416,967 shares
             issued and outstanding at
             June 30, and March 31,
             1995, respectively                          54,169        54,169
           Additional paid-in capital                11,570,401    11,570,401
           Unrealized gains and (losses)                  3,092        14,208
           Retained earnings                          4,092,028     3,854,255
           Less, 364,583 and 364,958 common
             shares in Treasury at June 30,
             and March 31, 1995 respectively        ( 1,462,353)  ( 1,463,197)
                                                    -----------   -----------
                 Shareholders' equity                14,257,337    14,029,836
                                                    -----------   -----------
        Total liabilities and shareholders'
           equity                                   $35,546,102   $35,328,847
                                                    ___________   ___________
                                                    -----------   -----------





        The accompanying notes are an integral part of the consolidated financial statements.
                                             4

        NMR of America, Inc., and Subsidiaries

        Consolidated Statements of Operations (unaudited)
        -------------------------------------

                                                       Quarter ended June 30,
                                                      -----------------------
                                                        1995          1994
                                                     -----------   -----------


        Revenue, net                                 $ 4,771,293   $ 4,437,156
                                                     -----------   -----------
        Costs and expenses:
           Payroll and related costs                   1,439,737     1,142,536
           Depreciation and amortization                 653,414       717,273
           Medical supplies and other
             operating costs                           1,828,170     1,358,254
           Gain on disposition of center assets       (   62,443)
           Other general and administrative              141,156       136,613
                                                     -----------   -----------

                                                       4,000,034     3,354,676
                                                     -----------   -----------
        Operating income                                 771,259     1,082,480

        Interest expense                                 372,589       262,008
        Other income, net                                 19,632        22,259
                                                     -----------   -----------
        Income before minority
           interest and income taxes                     418,302       842,731
        Minority interest in income of
           limited partnerships                           82,530       153,210
                                                     -----------   -----------

        Income before income taxes                       335,772       689,521
        Provision for income taxes:
          Current                                         18,000        68,000
          Deferred                                        80,000
                                                     -----------   -----------
        Net income                                    $  237,772   $   621,521
                                                     ___________   ___________
                                                     -----------   -----------


        Per share data

        Primary:

        Primary net income per share                   $     .05   $      .13
                                                      __________   __________
                                                      ----------   ----------



        Fully diluted:

        Fully diluted net income per share             $     .05   $      .13

                                                      __________   __________
                                                      ----------   ----------




        The accompanying notes are an integral part of the consolidated financial statements.
                                             5

        NMR of America, Inc., and Subsidiaries

        Consolidated Statements of Cash Flows (unaudited)
        -------------------------------------
                                                       Quarter ended June 30,
        ______________________________________________________________________
                                                       1995           1994
        ______________________________________________________________________
        Cash flows from operating activities:
          Net income                                $  237,773     $  621,521
        ______________________________________________________________________
        Adjustments to reconcile net income
            to net cash provided by
            operating activities:
             Depreciation and amortization             653,414        717,273
             Minority interest in income of
                limited partnerships                    82,530        153,210
             Deferred income taxes                      80,000
             Equity in loss from
                unconsolidated partnership              30,939         23,455
             Gain on disposition of
               center assets                        (   62,443)
           Changes in assets and liabilities:
             Increase in amount due from
                affiliated physician
                associations, net                  (   332,300)   (   183,216)
             (Increase) decrease in other
                current assets                           1,245    (    23,981)
             (Increase) decrease in other assets   (    65,912)         4,850
             (Decrease) increase in accounts
                payable and accrued expenses       (   150,475)   (   307,850)
        ______________________________________________________________________
           Total adjustments                           236,998        383,741
        ______________________________________________________________________
           Net cash provided by operating
              activities                               474,771      1,005,262
        ______________________________________________________________________















        The accompanying notes are an integral part of the consolidated financial statements.

                                                 6

        NMR of America, Inc., and Subsidiaries

        Consolidated Statements of Cash Flows (unaudited)
        -------------------------------------

                                                       Quarter ended June 30,
        ______________________________________________________________________
                                                       1995           1994
        ______________________________________________________________________
        Cash flows from investing activities:
          Purchase of equipment                    (    80,841)   (   345,572)
          Purchase of short-term investments       (   213,000)
          Purchase of marketable securities        (   300,000)
          Purchase of limited partnership
            interests                                             (    40,000)
          Proceeds from sale of marketable
            securities                               1,030,000        206,434
          Proceeds from sale of short-term
            investments                                183,375
          Advance to unconsolidated partnership    (    48,000)
          Other                                    (    17,164)
        ______________________________________________________________________
          Net cash provided by (used in)
            investing activities                       554,370    (   179,138)
        ______________________________________________________________________
        Cash flows from financing activities:
          Repayments of debt, including capital
            lease obligations                      (   693,687)   (   454,208)
          Distributions to limited partners        (     5,730)
          Proceeds from borrowings                                    197,625
        ----------------------------------------------------------------------
          Net cash used in
            financing activities                   (   699,417)   (   256,583)
        ----------------------------------------------------------------------
        Net increase (decrease) in cash
          and cash equivalents                         329,724        569,541
        Cash and cash equivalents
            at April 1,                              3,966,804      3,718,978
        ----------------------------------------------------------------------
          Cash and cash equivalents
            at June 30,                             $4,296,528     $4,288,519
        ______________________________________________________________________










        The accompanying notes are an integral part of the consolidated financial statements.


                                              7

        NMR of America, Inc., and Subsidiaries

        Consolidated Statements of Cash Flows (unaudited)
        -------------------------------------

                                                       Quarter ended June 30,
        ______________________________________________________________________
                                                       1995           1994
        ______________________________________________________________________


        Supplemental Disclosure of Cash Flow Information:

        Cash paid during the year for:
              Income taxes                          $     3,195   $    14,007
              Interest                              $   329,249   $   216,428

        Supplemental Schedule of Noncash Activities:

            Fixed asset additions
             included in accounts payable
             and accrued expenses                   $   750,332   $     ---
            Unrealized gain on marketable
              securities available-for-sale         $     3,092   $     ---

























        The accompanying notes are an integral part of the consolidated financial statements.
                                                 8

   NMR of America, Inc., and Subsidiaries

   Notes to Consolidated Financial Statements (unaudited)
   -------------------------------------------

   Condensed Consolidated Financial Statements
   -------------------------------------------

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations since the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, and notes thereto included in the Company's latest Annual Report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1995, as well as the results of operations and cash flows for the three months ended June 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

   Due from affiliated physician associations
   ------------------------------------------

   The Company has entered into agreements with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements have terms of up to six years and are renewable at the option of the Company. The Physicians' principal, Dr. David L. Bloom, is a director of the Company. Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pay a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including related financing costs, a charge per invoice processed and a charge based upon system usage for each Company-installed imaging system in operation. These fees, net of a contractual allowance based upon Physicians ability to pay after Physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, constitute the Company's revenue, net for developed sites.

   For consolidated centers which the Company has acquired, subsidiaries of the Company have entered into agreements with unaffiliated professional corporations to provide radiological services under Dr. Bloom's administration. Accordingly, revenue, net for acquired centers consists of patient billings adjusted for contractual

   NMR of America, Inc., and Subsidiaries

   Notes to Consolidated Financial Statements (continued)
   -------------------------------------------

   reductions which have been negotiated with various third-party payers. Fees paid to radiologists at these centers are reflected as a component of medical supplies and other operating expense in the accompanying statements of operations.

   Certain revenues are subject to audit and retroactive adjustment by third-party payers. The Company is aware of no pending audits or proposed adjustments and no provisions for estimated retroactive adjustments have been provided.

   Short-term investments
   ----------------------

   Short-term investments at June 30, 1995 are stated at cost plus accrued interest and consist of certificates of deposit having original maturities of greater than three months but not in excess of one year.

   Marketable securities
   ---------------------

   Marketable securities classified as available-for-sale, held-to-maturity and trading are as follows:
                                                   Gross         Fair
                                                 unrealized     market
                                       Cost        gains         value
                                    ----------   ----------   ----------

      June 30, 1995

   Available-For-Sale:
    U.S. Government obligations     $  395,643   $    3,092   $  398,735
                                    ==========   ==========   ==========

      March 31, 1995

   Available-For-Sale:
    U.S. Government obligations     $1,111,435   $   14,208   $1,125,643
                                    ==========   ==========   ==========

   There were no investments in debt or equity securities classified as trading or held-to-maturity at June 30 and March 31, 1995

   Shareholders' equity
   --------------------

   On February 6, 1991, the Board of Directors authorized a common stock repurchase program whereby the Company may purchase not more than 1,000,000 shares of its outstanding common stock from time to time. The shares will be held as treasury shares for reissuance upon the exercise of employee stock options, warrants and other convertible securities. As of June 30, 1995, the Company had repurchased 348,420 shares of common stock under this program.

   NMR of America, Inc., and Subsidiaries

   Notes to Consolidated Financial Statements (continued)
   -------------------------------------------

   On April 9, 1986, the Company's Board of Directors adopted the 1986 Incentive Stock Option and Non-Statutory Option Plan (the "Plan") for employees of the Company. Under the Plan, up to 600,000 shares of the common stock of the Company may be issued upon the exercise of options to be granted during the ten-year term of the Plan. Options with respect to 364,625 shares were outstanding at June 30, 1995 at an exercise price ranging from $2.25 to $6.38 per share for the terms of between five and ten years. As of June 30, 1994, options with respect to 141,225 shares were exercisable. During the quarter ended June 30, 1995, 375 options were exercised.

   Commitments and contingencies
   -----------------------------

   The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations or financial condition.

   Imaging center matters
   -----------------------

   The Company's Austin, Texas center operates pursuant to a limited partnership agreement (the "Austin Partnership") which expires on January 31, 1996. The Company also receives a management fee based upon five percent of the center's cash collections. No assurances can be given that the Austin Partnership will be operated beyond its current expiration date, that the Company will continue to manage the center or that the terms of any new or extended management contract will be substantially similar to the Company's existing management contract.

   During the first quarter of fiscal 1996 the Company temporarily ceased operations at its Union, New Jersey facility in order to replace the center's existing magnetic resonance imaging equipment, which was installed in 1984. The new system was installed during June 1995 and became operational in early July 1995. The project was completed for an aggregate cost of approximately $760,000, which includes the cost of related leasehold improvements and diagnostic imaging equipment. The Company completed its clinical trials of the equipment during July 1995 and, as such, has reflected the cost of the foregoing improvements in property and equipment and has accrued such costs as a component of accounts payable and accrued expenses as of June 30, 1995. The Company intends to obtain financing for the equipment and related leasehold improvements during the second quarter of fiscal 1996.

   NMR of America, Inc., and Subsidiaries

   Notes to Consolidated Financial Statements (continued)
   -------------------------------------------

   Acquisitions
   ------------

   On March 13, 1995, the Company announced that its Board of Directors had approved an agreement, subject to certain conditions, providing for the acquisition of Morgan Medical Holdings, Inc. ("Morgan"). A definitive acquisition agreement was executed on April 11, 1995. Morgan provides diagnostic imaging equipment, facilities and management services to physicians through four outpatient centers located in the Florida cities of Cape Coral, Naples, Sarasota and Titusville. In addition, Morgan operates a physical therapy center in Albany, Georgia. Pursuant to the terms of the acquisition, Morgan shareholders will receive approximately 1,220,000 shares of the Company's common stock in the transaction, which includes approximately 100,000 shares reserved for issuance upon exercise of Morgan's outstanding stock options and warrants. Pursuant to the merger agreement,
   0.3330886 shares of the Company's common stock would be issued for each outstanding share of Morgan. The merger is subject to conditions including the sale of Morgan's physical therapy business and shareholder and regulatory approval. On May 15, the Company filed a Joint Proxy/Prospectus with the Securities and Exchange Commission ("SEC") relating to the transaction. Such Joint Proxy/Prospectus was declared effective by the SEC on August 11, 1995. Under the terms of the merger agreement, the Company will exercise control over the voting rights of Morgan's largest shareholder for a period of three years. As such, if this acquisition is consummated, the Company intends to account for the transaction as a purchase and, accordingly, the acquired assets and liabilities will be recorded at their fair values at the date of acquisition. The Company currently estimates that approximately $5,558,000 of costs in excess of fair value will be recorded in conjunction with the transaction which will be amortized over twenty years on a straight line basis.

   NMR of America, Inc., and Subsidiaries

   Item 2.  Management's Discussion and Analysis or Plan of Operation

   Results of Operations
   ---------------------

   Three months ended June 30, 1995 compared to three months ended June 30,
   ------------------------------------------------------------------------
   1994.
   -----

   Reference is made to Note 2 of the Company's consolidated financial statements for a definition of revenue, net.

   For the quarter ended June 30, 1995, revenue, net was $4,771,293 versus $4,437,156 for the quarter ended June 30, 1994 or a $334,137
   (7.5%) increase. The increase in revenue, net resulted primarily from the purchases of Libertyville Imaging Center ("Libertyville") and Golf MRI and Diagnostic Imaging Center ("Golf/DIC") which were effective January 1, 1995. These centers generated revenue, net totaling $861,746 for quarter ended June 30, 1995. Same center revenue, net decreased by $527,609 or 11.9% from $4,437,157 to $3,909,548 during the quarter ended June 30, 1995 due to the temporary shut-down of the Company's Union, New Jersey center for the entire first fiscal quarter and as a result of increased aggregate same center scan volume offset by additional discounted business. Revenue, net at the Company's Union, New Jersey center declined by approximately $233,000 during the quarter ended June 30, 1995 in comparison to the comparable quarter of the prior fiscal year. Due to the equipment replacement, the Company believes that the Union center could generate revenue, net which is comparable to, or in excess of, historical volume during the remainder of fiscal 1996 and beyond. Patient volume and reimbursement sources both significantly impact the Company's revenue, net. Patient medical costs are paid by managed care organizations, such as HMO's, Blue Cross/Blue Shield, Medicare and Medicaid, and private pay organizations, such as commercial insurance carriers. By virtue of contractual allowances obtained by certain of these reimbursement sources under contracts entered into with the Company, shifts in the mix of patients and their related reimbursement sources will impact revenue, net in the period in which they occur.

   Payroll and related costs for the quarter ended June 30, 1995 were $1,439,737 versus $1,142,536 for the quarter ended June 30, 1994, or an increase of $297,201 (26.0%). This increase is due to the acquisitions of Libertyville and Golf/DIC which incurred payroll and related costs totaling approximately $151,410 during the quarter ended June 30, 1995. In addition, the Company's clinical payroll and related costs increased due to continued increases in the aggregate number of procedures being performed in its centers and administrative personnel costs have increased due to the hiring of certain managed care and marketing personnel hired in response to increased competition for managed care and other business. The Company has also experienced an increase in the cost of providing health benefits to its employees.

   NMR of America, Inc., and Subsidiaries

   Item 2.  Management's Discussion and Analysis or Plan of Operation
   (continued)

   Depreciation and amortization expense decreased by $63,859 (8.9%) from $717,273 for the quarter ended June 30, 1994 to $653,414 for the quarter ended June 30, 1995. This decrease was primarily attributable to an approximately $154,000 decrease in aggregate same center depreciation expense on the Company's more mature centers, which includes a $40,000 decrease in quarterly depreciation due to the write-down of the Elgin, Illinois center's fixed assets during the fourth quarter of fiscal 1995. This decrease was offset by the acquisitions of Libertyville and Golf/DIC, which resulted in goodwill amortization and equipment depreciation aggregating $90,919 for the quarter ended June 30, 1995.

   Medical supplies and other operating costs include the cost of equipment and premises maintenance, medical supplies, radiology fees for acquired centers, other center expenses, and patient billing fees. Medical supplies and other operating costs increased by $469,916 (34.6%) from $1,358,253 for the quarter ended June 30, 1994 to $1,828,170 for the quarter ended June 30, 1995. This increase results, primarily, from the inclusion of Libertyville and Golf/DIC centers which generated medical supplies and other operating expenses totaling $425,068 during the quarter ended June 30, 1995. In addition, medical supplies and operating expenses were significantly reduced during the prior comparable quarter ending June 30, 1994 due to a $91,620 credit received from a vendor as consideration for business lost during the installation of an equipment upgrade. The foregoing factors contributing to the increase in medical supplies and operating expenses were offset by decreases in the cost of patient billing services ($29,000) and medical supplies at the Company's other centers Various cost containment measures previously enacted by the Company are intended to reduce operating expenses, as a percentage of revenue, net during fiscal 1996 and beyond.

   The Company realized a $62,443 non-cash gain on the sale of the magnetic resonance imaging equipment formerly in use at its Union, New Jersey facility with a book value of $64,557 at the time of disposition. In return for the sale of the old equipment, the Company received $27,000 of cash consideration (which was received July 1995) and a $100,000 credit towards the acquisition cost of the new equipment which was purchased for the Union center during the quarter ended June 30, 1995.

   Other general and administrative expenses for the quarter ended June 30, 1995, were $141,156 versus $136,613 for the quarter ended June 30, 1994, or an increase of $4,543 (3.3%). The increase during the quarter ended June 30, 1995 results primarily from increased advertising and promotional expenses relating to marketing efforts at the Company's centers.

   NMR of America, Inc., and Subsidiaries

   Item 2.  Management's Discussion and Analysis or Plan of Operation
   (continued)

   Interest expense for the quarter ended June 30, 1995 was $372,589 versus $262,008 for the comparable prior quarter, or an increase of $110,581 (42.2%). This increase results, primarily, from interest expense associated with the acquisition and assumption of debt obligations relating to the Libertyville and Golf/DIC acquisitions, which generated interest expense
   totaling approximately $71,471 for     the quarter ended June 30, 1995.  In
   addition, aggregate same center interest expense increased due to the financing of additional hardware and software upgrades and from increases in prevailing interest rates, which impact the Company's variable rate debt obligations. These increases were offset by decreases in interest expense relating to scheduled reductions in outstanding principal balances.

   Other income and expense, net decreased by $2,627 from $22,259 for the quarter ended June 30, 1994 to $19,632 for the quarter ended June 30, 1995. The decrease for the quarter ended June 30, 1995, results primarily from a $7,484 increase in the Company's equity interest in the losses of the Austin, Texas limited partnership, offset by an increase in interest income earned on invested cash.

   Minority interest in income of limited partnerships decreased by $70,680 (46.1%) from $153,210 for the quarter ended June 30, 1994 to $82,530 for the quarter ended June 30, 1995. The decrease is primarily due to a $96,000 reduction in aggregate same center minority interest due to a reduction in pre-minority interest income on such centers offset by a $25,000 increase in minority interest in income of the Golf/DIC limited partnerships, which were acquired effective January 1, 1995.

   The Company's current provision for income taxes of $18,000 for the quarter ended June 30, 1995, consists of current state income and franchise taxes. The Company's current federal tax provision for the first fiscal quarter of 1996 was offset through the utilization of net operating loss carryforwards available from prior years. The Company has recorded a deferred tax provision of $80,000 for the quarter ended June 30, 1995, to reflect the reduction in the Company's net deferred tax assets during such period.

   For the reasons described above, the Company's net income for the quarter ended June 30, 1995 decreased by $383,749 to $237,772 from $621,521 for the comparable prior fiscal quarter.

   Federal legislation was enacted during the second quarter of fiscal 1994, which prohibits, effective January 1, 1995, the referral of Medicare or Medicaid patients to outpatient diagnostic imaging centers by physicians possessing a financial interest in such centers. In addition, certain states in which the Company operates have proposed

   NMR of America, Inc., and Subsidiaries

   Item 2.  Management's Discussion and Analysis or Plan of Operation
   (continued)

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

   Liquidity
   ---------

   The Company had net income of $237,772 for the fiscal quarter ended June 30, 1995 versus net income of $621,521 for the comparable prior fiscal quarter. At June 30, 1995, the Company's working capital totaled $9,573,710 which includes cash and cash equivalents totaling $4,296,528, marketable securities totaling $398,735 and short-term investments totaling $916,234. The Company generated $474,771 and $1,005,262 in net cash flow from operating activities during the fiscal quarters ended June 30, 1995 and 1994, respectively, or a decrease of $530,491. Cash provided by operating activities during the fiscal quarter ended June 30, 1995 resulted from operating cash flows of $1,022,213 offset by a $547,442 net increase in the Company's current assets and liabilities. The decrease in operating cash flows and cash provided by operating activities results primarily from the decrease in the Company's net income during fiscal 1996.

   Investing activities provided $554,370 in cash during fiscal 1996.    The
   Company purchased $80,841 of equipment and leasehold improvements primarily for the Seabrook, Maryland imaging center. The Company

   NMR of America, Inc., and Subsidiaries

   Item 2.  Management's Discussion and Analysis or Plan of Operation
   (continued)

   intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company's net proceeds from sales and purchases of short-term investments and marketable securities totaled $700,375 during the quarter ended June 30, 1995. The Company invests substantially all of its excess cash balances in government securities, certificates of deposit and other fixed income instruments with maturities of up to one year. Such maturities are scheduled to coincide with the Company's anticipated capital needs. In addition, the Company advanced $48,000 to its unconsolidated Austin, Texas limited partnership to fund working capital requirements.

   Financing activities used net cash totaling $699,417 which is comprised of $693,687 utilized for the repayment of debt and capital lease obligations and $5,730 of limited partnership distributions during the fiscal quarter ended June 30, 1995.

   At June 30, 1995, the Company had $680,177 in obligations under capital leases compared to $767,781 at March 31, 1995. These obligations relate primarily to the financing of imaging equipment at the Philadelphia, Pennsylvania and OPEN MRI of Chicago centers.
   Repayments under capital leases totaling $87,604 were made during the quarter ended June 30, 1995.

   During the fiscal year ended March 31, 1993, on the basis of declining amounts of cash generated by operating activities, the Company adopted a policy of reducing operating expenses and enhancing cash management. Management reduced the size of the Company's staff and reorganized administrative and imaging center personnel. Management intends to continue to implement cost reductions throughout fiscal 1996 wherever possible. Management of the Company believes that various medical cost containment measures being implemented by Federal and state governments and third party payers can be expected to place pressure on both the amounts charged for MRI and other diagnostic imaging procedures and the number of patient referrals from physicians. Management expects that these efforts will put downward pressure on the Company's revenue, net and cash generated by operating activities. Management is seeking to offset these pressures by controlling the costs and expenses described above, by increased marketing efforts and steps taken to enhance the Company's professional medical representation in the communities where its centers are located.

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

   NMR of America, Inc., and Subsidiaries

   Item 2.  Management's Discussion and Analysis or Plan of Operation
   (continued)

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

   Management of the Company believes that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. Other than the Morgan Medical Holdings, Inc. transaction, which is described in the accompanying Notes to the Consolidated Financial Statements, the Company is not a party to any agreements or letters of intent relating to the acquisition of additional centers at June 30, 1995. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. Management intends to pursue the acquisition of additional centers if its analysis of these factors indicates the Company would receive a favorable return from investing in these centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. No assurances can be given that additional centers will be acquired or as to the terms thereof. In the event that the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

   NMR of America, Inc., and Subsidiaries


                       Part II.   Other Information
                       ----------------------------

   Item 6.    Exhibits and Reports on Form 8-K
              --------------------------------

         a.   Exhibits
              --------

              Exhibit 11. Computation of Shares Used For Earnings Per Share Calculation

              Exhibit 27.  Financial data schedule

         b.   Reports on Form 8-K
              -------------------

                 (1)  Report on Form 8-K dated July 31, 1995.