Form 10QSB
period 1995-09-30
NMR OF AMERICA INC
filed 1995-11-14
CIK 724141

U.S. Securities and Exchange Commission
                         Washington, D. C. 20549
                              Form 10-QSB
(Mark One)

    [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1995
                                                 ------------------

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

           Delaware                            22-2468314
-------------------------------    ---------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

          430 Mountain Avenue  Murray Hill, New Jersey  07974-2732
        ----------------------------------------------------------
              (address of principal executive offices)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 30, 1995 -
                                                  ---------------------
6,282,168
-----------

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



          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis or Plan of Operation
          ----------------------------------------------------------




                    PART II.  Other Information
                    ---------------------------



Item 6.  Exhibits and reports on Form 8-K
         --------------------------------


         Exhibit 11.  Computation of Shares Used For Earnings Per
                      Share Calculation

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
---------------------------
                                          September 30,    March 31,
                                              1995            1995
                                          -------------   -----------
                                            (unaudited)

Assets
Current assets:
    Cash and cash equivalents             $  4,683,190   $  3,966,804
    Marketable securities                      300,186      1,125,643
    Short-term investments                     914,127        886,609
    Due from affiliated physician
        associations, net                   11,968,839      9,498,268
    Other current assets                     1,263,752        903,373
                                           -----------    -----------
      Total current assets                  19,130,094     16,380,697
                                           -----------    -----------

Land, buildings and equipment               32,899,702     31,360,133
Less, accumulated depreciation
   and amortization                         16,980,294     19,580,504
                                           -----------    -----------
                                            15,919,408     11,779,629

Cost in excess of net assets
   acquired                                 10,116,485      4,497,974
Deferred income taxes                          424,788      1,099,000
Other assets                                 1,743,832      1,571,547
                                           -----------    -----------

Total assets                              $ 47,334,607   $ 35,328,847
                                           ===========    ===========




















The accompanying notes are an integral part of the consolidated financial statements.
                                     3

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
---------------------------


                                          September 30,    March 31,
                                              1995            1995
                                          -------------   -----------
                                           (unaudited)

Liabilities and shareholders' equity

Current liabilities:
   Accounts payable and
     accrued expenses                     $  4,375,563   $  3,098,931
   Current installments on capital
     lease obligations                         667,461        286,263
   Current installments on notes and
     mortgage payable                        3,935,086      2,769,098
                                           -----------    -----------
       Total current liabilities             8,978,110      6,154,292

Convertible subordinated debt, net           2,077,585      2,056,417
Obligations under capital leases,
   less current installments                 1,468,495        481,518
Notes and mortgage payable,
   less current installments                12,750,479     10,451,119
Minority interest in limited
   partnerships                              2,222,016      2,155,665
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value;
     authorized 30,000,000 shares,
     6,632,815 and 5,416,967 shares
     issued and outstanding at September 30,
     and March 31, 1995, respectively           66,328         54,169
   Additional paid-in capital               16,751,665     11,570,401
   Retained earnings                         4,447,163      3,854,255
   Unrealized gains                                186         14,208
   Less, 350,647 and 364,958 common
     shares in Treasury at September 30,
     and March 31, 1995 respectively       ( 1,427,420)   ( 1,463,197)
                                           -----------    -----------
        Total shareholders' equity          19,837,922     14,029,836
                                           -----------    -----------
Total liabilities and shareholders'
   equity                                 $ 47,334,607   $ 35,328,847
                                           ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.
                                     4

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Operations (unaudited)
-------------------------------------

                                        Six months ended September 30,
                                        ------------------------------
                                              1995            1994
                                           -----------    -----------

Revenue, net                               $10,060,738    $ 8,735,708
                                           -----------    -----------
Costs and expenses:
   Payroll and related costs                 2,957,458      2,260,961
   Depreciation and amortization             1,354,394      1,449,454
   Medical supplies and other
     operating costs                         3,689,925      2,750,079
   Gain on disposition of center assets   (     62,443)
   Other general and administrative            281,981        272,869
                                           -----------    -----------

                                             8,221,315      6,733,363
                                           -----------    -----------
Operating income                             1,839,423      2,002,345

Interest expense                               742,346        536,938
Other income, net                               30,110         52,675
                                           -----------    -----------
Income before minority
   interest and income taxes                 1,127,187      1,518,082
Minority interest in income of
   limited partnerships                        198,779        273,915
                                           -----------    -----------
Income before income taxes                     928,408      1,244,167
Provision for income taxes:
   Current                                      53,116        121,000
   Deferred                                    282,384
                                           -----------    -----------
Net income                                 $   592,908    $ 1,123,167
                                           ===========    ===========

Per share data:

Primary:

Primary net income per share               $       .11    $       .23
                                           ===========    ===========


Fully diluted:

Fully diluted net income per share         $       .11    $       .23
                                           ===========    ===========




The accompanying notes are an integral part of the consolidated financial statements.
                                     5

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Operations (unaudited)
-------------------------------------

                                         Quarter ended September 30,
                                         ---------------------------
                                               1995          1994
                                            ----------    ----------
Revenue, net                                $5,289,445    $4,298,552
                                            ----------    ----------
Costs and expenses:
   Payroll and related costs                 1,517,721     1,118,425
   Depreciation and amortization               700,980       732,180
   Medical supplies and other
     operating costs                         1,861,755     1,391,826
   Other general and administrative            140,825       136,257
                                            ----------    ----------

                                             4,221,281     3,378,688
                                            ----------    ----------
Operating income                             1,068,164       919,864

Interest expense                               369,757       274,930
Other income, net                               10,478        30,416
                                            ----------    ----------
Income before minority
   interest and income taxes                   708,885       675,350
Minority interest in income of
   limited partnerships                        116,249       120,705
                                            ----------    ----------
Income before income taxes                     592,636       554,645
Provision for income taxes:
   Current                                      35,116        53,000
   Deferred                                    202,384
                                            ----------    ----------
Net income                                  $  355,136    $  501,645
                                            ==========    ===========

Per share data:

Primary:

Primary net income per share                $      .07    $      .10
                                            ==========    ===========


Fully diluted:

Fully diluted net income per share          $      .07    $      .10
                                            ==========    ===========







The accompanying notes are an integral part of the consolidated financial statements.
                                     6

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
-------------------------------------

                                        Six months ended September 30,
                                        ------------------------------
                                             1995           1994
                                          -----------     ----------
Cash flows from operating activities:
  Net income                               $  592,908     $1,123,166
                                           ----------     ----------
Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization         1,354,394      1,449,454
      Minority interest in income of
        limited partnerships                  198,779        273,915
      Deferred income taxes                   282,384
      Equity in loss from
        unconsolidated partnership             49,605         37,290
      Gain on short-term investments                     (     2,574)
      Gain on disposition of center
        assets                            (    62,443)
      Contractor reimbursement            (   175,000)   (   102,820)
Changes in assets and liabilities:
      Increase in due from
        affiliated physician
        associations, net                 (   882,905)   (   615,177)
      Decrease (increase) in other
        current assets                         79,713    (   109,616)
      Increase in
        other assets                      (   276,002)   (    10,456)
      (Increase) decrease in accounts
        payable and accrued expenses           57,897    (   473,044)
                                           ----------     ----------

             Total adjustments                626,422        446,972
                                           ----------     ----------
    Net cash provided by
     operating activities                   1,219,330      1,570,138
                                           ----------     ----------














The accompanying notes are an integral part of the consolidated financial statements.
                                     7

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
-------------------------------------

                                        Six months ended September 30,
                                        ------------------------------
                                               1995          1994
                                           -----------    -----------

Cash flows from investing activities:
    Purchases of equipment and
        leasehold improvements            (   884,057)   (   445,356)
    Purchases of short-term investments   (   504,000)
    Purchases of marketable securities    (   300,000)
    Purchases of limited partnership
        interests                                        (    40,000)
    Proceeds from sale of marketable
        securities                          1,130,000
    Proceeds from sale of short-term
        investments                           503,394        205,000
    Acquisition of Morgan Medical
        Holdings, Inc., net of cash
        acquired                              411,905
    Advance to unconsolidated partnership (    48,000)
    Other                                 (    17,437)   (     7,200)
                                           ----------     ----------

    Net cash provided by (used in)
        investing activities                  291,805    (   287,556)
                                           ----------     ----------


Cash flows from financing activities:
   Proceeds from borrowings                    850,146        197,625
   Repayments of debt, including capital
      lease obligations                   (  1,563,273)  (  1,118,741)
   Proceeds from exercise of stock
      options                                   47,006
   Distributions to limited partners      (    128,628)  (     44,962)
                                           -----------    -----------
Net cash used in
   financing activities                   (    794,749)  (    966,078)
                                           -----------    -----------
Net increase in cash
   and cash equivalents                        716,386        316,504

Cash and cash equivalents
   at April 1,                               3,966,804      3,718,978
                                           -----------    -----------
Cash and cash equivalents
   at September 30,                        $ 4,683,190    $ 4,035,482
                                           ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.
                                     8

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
-------------------------------------


Supplemental disclosure of cash flow information:

  Cash paid during the period for:

       Income taxes                        $    26,140   $    52,707
                                           ===========   ===========


       Interest                            $   711,559   $   517,433
                                           ===========   ===========



Supplemental schedule of noncash activities:

   Capital lease obligation incurred for
     use of equipment                      $    91,500   $     ---
                                           ===========   ==========

   Stock issued in connection with
     acquisition of Morgan Medical
     Holdings, Inc.                        $ 5,082,359   $     ---
                                           ===========   ==========

   Notes payable obligations assumed
     in connection with acquisition
     of Morgan Medical Holdings, Inc.      $ 3,984,258   $     ---
                                           ===========   ==========

   Capital lease obligations assumed
     in connection with acquisition
     of Morgan Medical Holdings, Inc.      $ 1,470,892   $     ---
                                           ===========   ==========

   Unrealized gains on marketable
     securities available-for-sale         $       186   $     ---
                                           ===========   ==========

   Contribution to 401(k) plan             $    15,022   $     ---
                                           ===========   ==========














The accompanying notes are an integral part of the consolidated financial statements.
                                     9

NMR of America, Inc., and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
-------------------------------------------

Condensed Consolidated Financial Statements
-------------------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations since the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, and notes thereto included in the Company's latest Annual Report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1995, as well as the results of operations and cash flows for the six and three months ended September 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

NMR of America, Inc., and Subsidiaries

-------------------------------------------

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

Short-term investments
----------------------

Short-term investments at September 30, 1995 are stated at cost plus accrued interest and consist of certificates of deposit having original maturities of greater than three months but not in excess of one year.

Marketable securities
---------------------

Marketable securities classified as available-for-sale, held-to-maturity and trading are as follows:
                                                Gross         Fair
                                              unrealized     market
                                    Cost        gains         value
                                 ----------   ----------   ----------

   September 30, 1995

Available-For-Sale:
 U.S. Government obligations     $  300,000   $      186   $  300,186
                                 ==========   ==========   ==========

   March 31, 1995

Available-For-Sale:
 U.S. Government obligations     $1,111,435   $   14,208   $1,125,643
                                 ==========   ==========   ==========

There were no investments in debt or equity securities classified as trading or held-to-maturity at September 30, and March 31, 1995

Due from related parties
------------------------

As of September 30, 1995, the Company has notes receivable from two former officers of Morgan Medical Holdings, Inc. in amounts of $359,414 and $39,948, excluding accrued interest thereon, which are included as a component of other current assets and other assets in

NMR of America, Inc., and Subsidiaries

-------------------------------------------

the Company's September 30, 1995 balance sheet. The notes bear interest at prime and are payable in eight equal semi-annual principal installments, plus interest, commencing on March 15, 1996. The notes are collateralized by a pledge of the Company's common stock which is owned by the individuals, one of whom now serves as a member of the Company's Board of Directors and the other as an employee of the Company.

Shareholders' equity
--------------------

On October 25, 1995, the Board of Directors authorized a common stock repurchase program whereby the Company will purchase up to $1,000,000 of its outstanding common stock from time to time in the open market. The shares will be held as treasury shares for reissuance upon the exercise of employee stock options, warrants and other convertible securities. The timing of purchases and the number of shares purchased will depend upon prevailing market prices and other market conditions. As of November 9, 1995 the Company had purchased 43,150 of its outstanding shares under the repurchase program.

On April 9, 1986, the Company's Board of Directors adopted the 1986 Incentive Stock Option and Non-Statutory Option Plan (the "Plan") for employees of the Company. Under the Plan, as amended, up to 1,000,000 shares of the common stock of the Company may be issued upon the exercise of options to be granted during the ten-year term of the Plan. Options with respect to 385,934 shares were outstanding at September 30, 1995 at an exercise price ranging from $2.25 to $6.38 per share for the terms of between five and ten years. As of September 30, 1995, options with respect to 143,475 shares were exercisable. During the six months ended September 30, 1995, 12,375 options were exercised.

Commitments and contingencies
-----------------------------

The Company's charges for MRI services at its four imaging centers which are located in the State of Florida exceed those allowable under Florida's Patient Self-Referral Act of 1992 ("the Act"). The enforcement of the Act could have a material effect on the Company's financial statements. However, the constitutionality of the Act is being challenged in the courts and no enforcement action under the Act has been taken against the Company. Although the Company believes that no adverse consequences will result from any action taken under the Act, the Company cannot ascertain the effect of the ultimate resolution of this matter on the financial statements.

NMR of America, Inc., and Subsidiaries

-------------------------------------------

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

During the first quarter of fiscal 1996 the Company temporarily ceased operations at its Union, New Jersey facility in order to replace the center's existing magnetic resonance imaging equipment, which was installed in 1984. The new system was installed during June 1995 and became operational in early July 1995. The project was completed for an aggregate cost of approximately $850,000, which includes the cost of related leasehold improvements and diagnostic imaging equipment. During the quarter ended September 30, 1995, the Company obtained financing for the equipment and related leasehold improvements in the form of a five year note payable which bears interest at a rate of 10%, requires monthly payments of $18,082, including interest, and is collateralized by the related imaging equipment.

Acquisitions
------------

On March 13, 1995, the Company announced that its Board of Directors had approved an agreement, subject to certain conditions, providing for the acquisition of Morgan Medical Holdings, Inc. ("Morgan"). A definitive acquisition agreement was executed on April 11, 1995. The transaction was approved by the shareholders of Morgan and the Company on September 14, 1995 and became effective on September 15, 1995. Morgan provides diagnostic imaging equipment, facilities and management services to physicians through four outpatient centers located in the Florida cities of Cape Coral, Naples, Sarasota and Titusville. Pursuant to the terms of the acquisition, Morgan shareholders received 1,195,848 shares of the Company's common stock in the transaction. Under the terms of the merger agreement, the Company exercises control over the voting rights of Morgan's largest shareholder for a period of three years. The Company accounted for

NMR of America, Inc., and Subsidiaries

-------------------------------------------

the transaction as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair values at the date of
acquisition.   In conjunction with the transaction, the Company
recorded $5,704,603 of costs in excess of fair value which is being amortized over twenty years on a straight line basis.

The Company's consolidated financial statements for the six months ended September 30, 1995, include the results of operations of Morgan commencing September 15, 1995, the effective date of acquisition. The following summarizes the unaudited proforma results of operations for the six months ended September 30, 1995, assuming the acquisition had occurred April 1, 1995 (in thousands, except per share data):


Revenue, net                                 $ 12,759
Operating income                             $  2,537
Income before income taxes                   $  1,378
Net income                                   $    881
Fully diluted net income per share           $    .14

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Three and six months ended September 30, 1995 compared to three and
-------------------------------------------------------------------
six months ended September 30, 1994.
------------------------------------

Reference is made to Note 2 of the Company's consolidated financial statements for a definition of revenue, net.

For the three and six months ended September 30, 1995, revenue, net was $5,289,445 and $10,060,738 versus $4,298,552 and $8,735,708 for the three and six months ended September 30, 1994 or a $990,893 (23.1%) and $1,325,030 (15.2%) increase, respectively. The increase in revenue, net resulted primarily from the purchases of Libertyville Imaging Center ("Libertyville") and Golf MRI and Diagnostic Imaging Center ("Golf/DIC") which were effective January 1, 1995 and the acquisition of Morgan Medical Holdings, Inc. ("Morgan") on September 15, 1995. These centers generated revenue, net totaling $1,069,095 and $1,930,840 for the three and six months ended September 30, 1995, respectively. Same center revenue, net decreased by $78,200 or 1.8% from $4,298,550 to $4,220,350 during the quarter ended September 30, 1995 and $605,809 from $8,735,707 to $8,129,898 during the six months ended September 30, 1995. The reduction in revenue, net during the six months ended September 30, 1995 was primarily due to the temporary shut-down of the Company's Union, New Jersey center for the entire first fiscal quarter and as a result of increased aggregate same center scan volume offset by additional discounted business. Due to the equipment replacement, the Company believes that the Union center could generate revenue, net which is comparable to, or in excess of, historical volume during the remainder of fiscal 1996 and beyond. It is anticipated that the Company's revenue, net and operating expenses will increase in comparison to historical levels during the remainder of fiscal 1996 and beyond due to the acquisition of Morgan which was consolidated with the operations of the Company for only 15 days during the quarter ended September 30, 1995. Patient volume and reimbursement sources both significantly impact the Company's revenue, net. Patient medical costs are paid by managed care organizations, such as HMO's, Blue Cross/Blue Shield, Medicare and Medicaid, and private pay organizations, such as commercial insurance carriers. By virtue of contractual allowances obtained by certain of these reimbursement sources under contracts entered into with the Company, shifts in the mix of patients and their related reimbursement sources will impact revenue, net in the period in which they occur.

Payroll and related costs for the three and six months ended September 30, 1995 were $1,517,721 and $2,957,458 versus $1,118,425 and
$2,260,961 for the three and six months ended September 30, 1994, or an increase of $399,296 (35.7%) and $696,497 (30.8%), respectively.

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

This increase is primarily due to the acquisitions of Libertyville and Golf/DIC which incurred payroll and related costs totaling approximately $176,176 and $327,586 during the three and six month periods ending September 30, 1995. In addition, the Company's clinical payroll and related costs increased due to continued increases in the aggregate number of procedures being performed in its centers and administrative personnel costs have increased due to the hiring of certain managed care and marketing personnel in response to increased competition for managed care and other business. The Company has also experienced an increase in the cost of providing health benefits to its employees.

Depreciation and amortization expense decreased by $31,200 (4.3%) and $95,060 (6.6%) from $732,180 and $1,449,454 for the three and six months ended September 30, 1994 to $700,980 and $1,354,394 for the three and six months ended September 30, 1995. This decrease was primarily attributable to an approximately $150,000 per quarter decrease in aggregate same center depreciation expense on the Company's more mature centers, which includes a $40,000 decrease in quarterly depreciation due to the write-down of the Elgin, Illinois center's fixed assets during the fourth quarter of fiscal 1995. This decrease was offset by the acquisitions of Libertyville and Golf/DIC, and Morgan which resulted in goodwill amortization and equipment depreciation aggregating $121,106 and $212,024 for the three and six months ended September 30, 1995.

Medical supplies and other operating costs include the cost of equipment and premises maintenance, medical supplies, radiology fees for acquired centers, other center expenses, and patient billing fees. Medical supplies and other operating costs increased by $469,929 (33.8%) and $939,846 (34.2%) from $1,391,826 and $2,750,079 for the three and six months ended September 30, 1994 to $1,861,755 and $3,689,925 for the three and six months ended September 30, 1995, respectively. This increase results, primarily, from the inclusion of Libertyville and Golf/DIC centers which generated medical supplies and other operating expenses totaling $371,007 and $760,549 during the three and six months ended September 30, 1995. In addition, medical supplies and operating expenses increased $69,594 for the three and six months ended September 30, 1995 due to the inclusion of operating rent paid for the equipment at the Seabrook Radiological Center, which began accruing in July 1995. Physician fees at our Oak Lawn Center increased $39,691 and $63,070 for the three and six months ended September 30, 1995 over the prior year comparable periods due to increased volume. The foregoing factors contributing to the increase in medical supplies and operating expenses were offset by decreases in the cost of patient billing services ($32,000) and medical supplies at

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

the Company's other centers. Various cost containment measures previously enacted by the Company are intended to reduce the cost of certain operating expenses, as a percentage of revenue, net during fiscal 1996 and beyond.

The Company realized a $62,443 non-cash gain on the sale of the magnetic resonance imaging equipment formerly in use at its Union, New Jersey facility with a book value of $64,557 at the time of disposition. In return for the sale of the old equipment, the Company received $27,000 of cash consideration and a $100,000 credit towards the purchase price of the new equipment which was acquired for the Union center during the quarter ended June 30, 1995.

Other general and administrative expenses for the three and six months ended September 30, 1995, were $140,825 and $281,981 versus $136,257 and $272,869 for the three and six months ended September 30, 1994, or an increase of $4,568 (3.4%) and $9,112 (3.3%), respectively. The increase during the three and six months ended September 30, 1995 results primarily from increased advertising and promotional expenses relating to marketing efforts at the Company's centers.

Interest expense for the three and six months ended September 30, 1995 were $369,757 and $742,346 versus $274,930 and $536,938 for the comparable prior periods, or an increase of $94,827 (34.5%) and $205,408 (38.3%), respectively. This increase results, primarily, from interest expense associated with the acquisition and assumption of debt obligations relating to the Libertyville, Golf/DIC and Morgan acquisitions, which generated interest expense totaling approximately $82,905 and $140,814 for the three and six months ended September 30, 1995. In addition, aggregate same center interest expense increased due to the financing of new equipment in the Company's Union, New Jersey and Seabrook, Maryland centers, additional hardware and software upgrades and from increases in prevailing interest rates, which impact the Company's variable rate debt obligations. These increases were offset by decreases in interest expense relating to scheduled reductions in outstanding principal balances.

Other income and expense, net decreased by $19,938 and $22,565 for the three and six months ended September 30, 1995 from $30,416 and $52,675 for the three and six months ended September 30, 1994 to $10,478 and $30,110 for the three and six months ended September 30, 1995, respectively. The decrease for the three and six months ended September, 1995, results primarily from a $4,831 and $12,305 increase in the Company's equity interest in the losses of the Austin, Texas limited partnership.

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Minority interest in income of limited partnerships decreased by $4,456 (3.7%) and $75,136 (27.4%) from $120,705 and $273,915 for the three and six months ended September 30, 1994 to $116,249 and $198,779 for the three and six months ended September 30, 1995. The decrease is primarily due to a $24,690 and $120,549 reduction in aggregate same center minority interest due to a reduction in pre-minority interest income on such centers offset by a $30,233 and $55,412 increase in minority interest in income of the Golf/DIC limited partnerships, which were acquired effective January 1, 1995.

The Company's current provision for income taxes of $35,116 and $53,116 for the three and six months ended September 30, 1995, consists of current state income and franchise taxes. The Company's current federal tax provision for the fiscal periods of 1996 were offset through the utilization of net operating loss carryforwards available from prior years. The Company has recorded a deferred tax provision of $202,384 and $282,384 for the three and six months ended September 30, 1995, to reflect the reduction in the Company's net deferred tax assets during such periods. The Company's aggregate provision for income taxes increased by $184,500 and $214,500 from $53,000 and $121,000 for the three and six months ended September 30, 1994 to $237,500 and $335,500 for the three and six months ended September 30, 1995. Substantially all of the increase relates to an increase in the Company's deferred income tax provision which is due to the Company's recognition of a net deferred income tax asset during fiscal 1995.

For the reasons described above, the Company's net income for the three and six months ended September 30, 1995 decreased by $146,509 and $530,259 to $355,136 and $592,908 from $501,645 and $1,123,167 for the comparable prior fiscal periods.

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

Liquidity
---------

The Company had net income of $592,908 for the fiscal period ended September 30, 1995 versus net income of $1,123,167 for the comparable prior fiscal period. At September 30, 1995, the Company's working capital totaled $10,151,984 which includes cash and cash equivalents totaling $4,683,190, marketable securities totaling $300,186 and short-term investments totaling $914,127. The Company generated $1,219,330 and $1,570,138 in net cash flow from operating activities during the fiscal periods ended September 30, 1995 and 1994, respectively, or a decrease of $350,808 (22.3%). Cash provided by operating activities during the fiscal period ended September 30, 1995 resulted from operating cash flows of $2,240,627 offset by a $1,021,297 net increase in the Company's current assets and liabilities. The decrease in operating cash flows and cash provided by operating activities results primarily from the decrease in the Company's net income during the first six months of fiscal 1996.

Investing activities provided $291,805 in cash during fiscal 1996.
The Company purchased $884,057 of equipment and leasehold improvements primarily for the Union, New Jersey and Seabrook, Maryland imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company's net proceeds from sales and purchases of short-term investments and marketable securities totaled $829,394 during the period ended September 30, 1995. The Company invests substantially all of its excess cash balances in government securities, certificates of deposit and other fixed income instruments with maturities of up to one year. Such

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

maturities are scheduled to coincide with the Company's anticipated capital needs. The Company acquisition of Morgan Medical Holdings, Inc. resulted in a $411,905 increase in available cash based upon Morgan's balance sheet as of the date of acquisition. In addition, the Company advanced $48,000 to its unconsolidated Austin, Texas limited partnership to fund working capital requirements.

Financing activities used net cash totaling $794,749 which is comprised of $1,563,273 utilized for the repayment of debt and capital lease obligations and $128,628 of limited partnership distributions, offset by $850,146 in proceeds from borrowings during the fiscal quarter ended September 30, 1995.

At September 30, 1995, the Company had $2,135,956 in obligations under capital leases compared to $767,781 at March 31, 1995. These obligations relate primarily to the financing of imaging equipment at the Philadelphia, Pennsylvania, OPEN MRI of Chicago and Sarasota, Florida diagnostic centers. Repayments under capital leases totaling $194,217 were made during the period ended September 30, 1995.

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

Management of the Company believes that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as
well as companies which own multiple imaging centers.   The Company is
not a party to any agreements or letters of intent relating to the acquisition of additional centers at September 30, 1995.

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


                    Part II.   Other Information
                    ----------------------------

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

      a.   Exhibits
           --------

           Exhibit 11. Computation of Shares Used For Earnings Per Share Calculation

      b.   Reports on Form 8-K
           -------------------

           No reports on Form 8-K were filed during the quarter for which this report is filed.

NMR of America, Inc., and Subsidiaries
Exhibit 11.  Computation of Shares Used For Earnings Per Share
Calculation.

                                        Six months ended September 30,
                                        ------------------------------
                                             1995            1994
                                          -----------     ----------

Primary earnings per share information:

Net income per consolidated
  statements of operations                 $  592,908     $1,123,167
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes
                                           ----------     ----------
   Net income used to compute primary
     earnings per share                    $  592,908     $1,123,167
                                           ==========     ==========


Weighted average number of
 outstanding shares                         5,155,966      4,887,820
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                           201,733         80,051
                                           ----------     ----------
Weighted average number of shares
 used to compute primary earnings
 per share                                  5,357,699      4,967,871
                                           ==========     ==========

Primary earnings per share:
---------------------------

Primary net income per share               $      .11     $      .23
                                           ==========     ==========

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used For Earnings Per Share
Calculation.

                                        Six months ended September 30,
                                        ------------------------------
                                             1995            1994
                                          -----------     ----------

Fully diluted earnings per share information:

Income per consolidated statements
 of operations                             $  592,908    $1,123,167
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes               104,782       112,328
                                           ----------    ----------
   Net income used to compute fully
     diluted earnings per share            $  697,690    $1,235,495
                                           ==========    ==========

Weighted average number of
 outstanding shares                         5,155,966     4,887,820
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                           201,733        84,579

      Incremental shares issuable on
      conversion of convertible
      subordinated debentures                 481,556       506,444
                                           ----------    ----------
 Weighted average number of shares
 used to compute fully diluted
 earnings per share                         5,839,255     5,478,843
                                           ==========    ==========

Fully diluted earnings per share:
---------------------------------

Fully diluted net income per share         $      .12    $      .23
                                           ==========    ==========

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used For Earnings Per Share
Calculation.

                                           Quarter ended September 30,
                                           ---------------------------
                                                1995          1994
                                             ----------    ---------

Primary earnings per share information:

Income per consolidated statements
 of operations                               $  355,136   $  501,645
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes
                                             ----------   ----------
     Net income used to compute primary
     earnings per share                      $  355,136   $  501,645
                                             ==========   ==========


Weighted average number of
 outstanding shares                           5,258,434    4,889,754
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                             187,942       94,480
                                             ----------   ----------
Weighted average number of shares
 used to compute primary earnings
 per share                                    5,446,376    4,984,234
                                             ==========   ==========

Primary earnings per share:
---------------------------

Primary net income per share                 $      .07   $      .10
                                             ==========   ==========

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used For Earnings Per Share
Calculation.

                                           Quarter ended September 30,
                                          ----------------------------

                                                 1995           1994
                                              -----------    --------
Fully diluted earnings per share information:

Income per consolidated statements
 of operations                                $  355,136     $ 501,645
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes                   52,391        56,164
                                              ----------    ----------

Net income used to compute fully
     diluted earnings per share               $  407,527    $  557,809
                                              ==========    ==========


Weighted average number of
 outstanding shares                            5,258,434     4,889,754

Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                              187,942        94,480

      Incremental shares issuable on
      conversion of convertible
      subordinated debentures                    481,556       506,444
                                              ----------    ----------
  Weighted average number of shares
 used to compute fully diluted
 earnings per share                            5,927,932     5,490,678
                                              ==========    ==========

Fully diluted earnings per share:
---------------------------------

Fully diluted net income per share            $      .07    $      .10
                                              ==========    ==========

                           SIGNATURES
                           ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    NMR of America, Inc.




                                    By /s/ Joseph G. Dasti
                                      -------------------------
                                      Joseph G. Dasti
                                      President
                                      (Chief Executive Officer)





                                    By /s/ John P. O'Malley III
                                      -------------------------
                                      John P. O'Malley III
                                      Executive Vice President-Finance
                                      (Chief Financial Officer)






Date: November 14, 1995