Form 10QSB
period 1995-12-31
NMR OF AMERICA INC
filed 1996-02-14
CIK 724141

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                              FORM 10-QSB
(Mark One)

    [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1995
                                                 -----------------

    [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE EXCHANGE ACT

                  For the transition period from         to
                                                ---------  --------

                          Commission file number 1-9367
                                                 ------

                         NMR of America, Inc.
                         --------------------
                 (Exact name of small business issuer as
                        specified in its charter)

                 Delaware                               22-2468314
     (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporation or organization)

          430 Mountain Avenue  Murray Hill, New Jersey  07974-2732
          --------------------------------------------------------
              (address of principal executive offices)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 31, 1995 - 6,225,908
                 ------------------------------

NMR of America, Inc., and Subsidiaries

                    PART I.   FINANCIAL INFORMATION
                    -------------------------------



Item 1.   Financial Statements
          --------------------



          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------




                    PART II.  OTHER INFORMATION
                    ---------------------------



Item 6.  Exhibits and reports on Form 8-K
         --------------------------------


         Exhibit 11.  Computation of Shares Used For Earnings Per
                      Share Calculation

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
---------------------------
                                                     December 31,    March 31,
                                                         1995          1995
                                                     ------------    ---------
                                                      (unaudited)

ASSETS


Current assets:
    Cash and cash equivalents                         $ 2,250,417   $ 3,966,804
    Marketable securities                                 300,000     1,125,643
Short-term investments                                  2,161,000       886,609
    Due from affiliated physician
        associations, net                              13,253,269     9,498,268
    Other current assets                                1,451,922       903,373
                                                      -----------   -----------
      Total current assets                             19,416,608    16,380,697
                                                      -----------   -----------

Land, buildings and equipment                          32,192,004    31,360,133
Less, accumulated depreciation
   and amortization                                    17,631,400    19,580,504
                                                      -----------   -----------
                                                       14,560,604    11,779,629

Cost in excess of net assets
   acquired                                            10,598,200     4,497,974
Deferred income taxes                                      78,806     1,099,000
Other assets                                            1,465,822     1,571,547
                                                      -----------   -----------

Total assets                                          $46,120,040   $35,328,847
                                                      ===========   ===========



















The accompanying notes are an integral part of the consolidated financial statements.
                                     3

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
---------------------------


                                               December 31,     March 31,
                                                   1995           1995
                                               ------------     ----------
                                                (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and
     accrued expenses                         $  4,330,211    $  3,098,931
   Current installments on capital
     lease obligations                             611,119         286,263
   Current installments on notes and
     mortgage payable                            3,933,481       2,769,098
                                              ------------    ------------

       Total current liabilities                 8,874,811       6,154,292

Convertible subordinated debt, net               1,973,168       2,056,417
Obligations under capital leases,
   less current installments                     1,269,059         481,518
Notes and mortgage payable,
   less current installments                    11,541,398      10,451,119
Minority interest in limited
   partnerships                                  2,271,002       2,155,665
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value;
     authorized 30,000,000 shares,
     6,658,369 and 5,416,967 shares
     issued and outstanding at December 31,
     and March 31, 1995, respectively               66,583          54,169
   Additional paid-in capital                   16,866,409      11,570,401
   Retained earnings                             5,001,187       3,854,255
   Unrealized gains                                    186          14,208
   Less, 432,461 and 364,958 common
     shares in Treasury at December 31,
     and March 31, 1995 respectively            (1,743,763)     (1,463,197)
                                              ------------    ------------

        Total shareholders' equity              20,190,602      14,029,836
Total liabilities and shareholders'
   equity                                     $ 46,120,040    $ 35,328,847
                                              ============    ============



The accompanying notes are an integral part of the consolidated financial statements.
                                     4

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Operations (unaudited)
-------------------------------------

                                        Nine months ended December 31,
                                        ------------------------------
                                              1995         1994
                                          -----------   -----------


Revenue, net                              $16,814,350   $13,112,088
                                          -----------   -----------
Costs and expenses:
   Payroll and related costs                4,691,388     3,438,313
   Depreciation and amortization            2,201,321     2,209,562
   Medical supplies and other
     operating costs                        6,286,376     4,165,729
   Gain on disposition of center assets  (     62,443)
   Other general and administrative           480,122       431,296
                                          -----------   -----------

                                           13,596,764    10,244,900
Operating income                            3,217,586     2,867,188

Interest expense                            1,214,325       834,233
Other income, net                             119,874         7,930
                                          -----------   -----------
Income before minority
   interest and income taxes                2,123,135     2,040,885
Minority interest in income of
   limited partnerships                       334,721       375,034
                                          -----------   -----------
Income before income taxes                  1,788,414     1,665,851
Provision for income taxes:
   Current                                     13,116       161,000
   Deferred                                   628,366
                                          -----------   -----------
Net income                                $ 1,146,932   $ 1,504,851
                                          ===========   ===========


Per share data:

Primary:

Primary net income per share              $       .20   $       .30
                                          ===========   ===========


Fully diluted:

Fully diluted net income per share        $       .20   $       .30
                                          ===========   ===========





The accompanying notes are an integral part of the consolidated financial statements.
                                     5

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Operations (unaudited)
-------------------------------------

                                            Quarter ended December 31,
                                            --------------------------
                                                1995           1994
                                            -----------    -----------



Revenue, net                                 $ 6,753,612   $ 4,376,380
                                             -----------   -----------
Costs and expenses:
   Payroll and related costs                   1,733,930     1,177,352
   Depreciation and amortization                 846,927       760,108
   Medical supplies and other
     operating costs                           2,596,451     1,415,650
   Other general and administrative              198,141       158,427
                                             -----------   -----------

                                               5,375,449     3,511,537
Operating income                               1,378,163       864,843

Interest expense                                 471,979       297,295
Other income (expense), net                       89,764   (    44,745)
                                             -----------    ----------
Income before minority
   interest and income taxes                     995,948       522,803
Minority interest in income of
   limited partnerships                          135,942       101,119
                                             -----------   -----------
Income before income taxes                       860,006       421,684
Provision for (benefit from) income taxes:
   Current                                  (     40,000)       40,000
   Deferred                                      345,982
                                             -----------   -----------
Net income                                   $   554,024   $   381,684
                                             ===========   ===========

Per share data:

Primary:

Primary net income per share                 $       .09   $       .08
                                             ===========   ===========


Fully diluted:

Fully diluted net income per share           $       .09   $       .08
                                             ===========   ===========








The accompanying notes are an integral part of the consolidated financial statements.
                                     6

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
-------------------------------------

                                        Nine months ended December 31,
                                        ------------------------------
                                             1995           1994
                                          -----------     ----------

Cash flows from operating activities:
  Net income                               $1,146,932     $1,504,851
                                           ----------     ----------
Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization         2,201,321      2,209,562
      Minority interest in income of
        limited partnerships                  334,721        375,034
      Deferred income taxes                   628,366
      Equity in loss from
        unconsolidated partnership             49,605         58,627
      Gain on short-term investments                     (     9,240)
      Gain on disposition of center
        assets                            (    62,443)
      Contractor reimbursement            (   175,000)   (    91,620)
      Loss on sale of equipment                               12,084
Changes in assets and liabilities:
      Increase in due from
        affiliated physician
        associations, net                 ( 2,167,335)   (   891,166)
      Decrease (increase) in other
        current assets                         38,463    (    21,950)
      Increase in
        other assets                      (   325,676)   (    13,376)
      Increase (decrease) in accounts
        payable and accrued expenses          242,545    (   430,869)
                                           ----------     ----------

             Total adjustments                764,567      1,197,086
                                           ----------     ----------
    Net cash provided by
     operating activities                   1,911,499      2,701,937
                                           ----------     ----------














The accompanying notes are an integral part of the consolidated financial statements.
                                     7

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
-------------------------------------

                                        Nine months ended December 31,
                                        ------------------------------
                                               1995          1994
                                           -----------    ----------

Cash flows from investing activities:
    Purchases of equipment and
        leasehold improvements            (   892,548)   ( 1,207,908)
    Purchases of short-term investments   ( 2,277,000)   ( 1,005,226)
    Purchases of marketable securities    (   300,000)
    Purchases of limited partnership
        interests                                        (    40,000)
    Proceeds from sale of marketable
        securities                          1,130,000
    Proceeds from sale of short-term
        investments                         1,025,546        616,270
    Acquisition of Morgan Medical
        Holdings, Inc., net of cash
        acquired                              411,905
    Advance to unconsolidated partnership (    48,000)
    Other                                 (    11,793)   (     8,475)
                                           ----------     ----------

    Net cash used in
        investing activities              (   961,890)   ( 1,645,339)
                                           ----------     ----------


Cash flows from financing activities:
   Proceeds from borrowing                    850,146      3,845,836
   Repayments of debt, including capital
      lease obligations                   ( 3,029,737)   ( 4,076,955)
   Proceeds from exercise of stock
      options                                  47,006
   Purchases of treasury stock            (   316,344)
   Distributions to limited partners      (   217,067)   (    93,906)
                                           ----------     ----------
Net cash used in
   financing activities                   ( 2,665,996)   (   325,025)
                                           ----------     ----------
Net (decrease) increase in cash
   and cash equivalents                   ( 1,716,387)       731,573


Cash and cash equivalents
   at April 1,                              3,966,804      3,718,978
                                           ----------     ----------

Cash and cash equivalents
   at December 31,                         $2,250,417     $4,450,551
                                           ==========     ==========



The accompanying notes are an integral part of the consolidated financial statements.
                                     8

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
-------------------------------------


Supplemental disclosure of cash flow information:

  Cash paid during the period for:

       Income taxes                        $    29,537   $    88,913
                                           ===========   ===========


       Interest                            $ 1,125,085   $   745,233
                                           ===========   ===========



Supplemental schedule of noncash activities:

   Capital lease obligation incurred for
     use of equipment                      $    91,500   $    42,984
                                           ===========   ===========

   Stock issued in connection with
     acquisition of Morgan Medical
     Holdings, Inc.                        $ 5,082,359   $      ---
                                           ===========   ===========

   Notes payable obligations assumed
     in connection with acquisition
     of Morgan Medical Holdings, Inc.      $ 3,984,258   $      ---
                                           ===========   ===========

   Capital lease obligations assumed
     in connection with acquisition
     of Morgan Medical Holdings, Inc.      $ 1,470,892   $      ---
                                           ===========   ===========

   Unrealized gains on marketable
     securities available-for-sale         $       186   $      ---
                                           ===========   ===========

   Contribution to 401(k) plan             $    25,481   $      ---
                                           ===========   ===========














The accompanying notes are an integral part of the consolidated financial statements.
                                     9

NMR of America, Inc., and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
------------------------------------------------------

Condensed Consolidated Financial Statements
-------------------------------------------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations since the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, and notes thereto included in the Company's latest Annual Report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1995, as well as the results of operations and cash flows for the nine and three months ended December 31, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

NMR of America, Inc., and Subsidiaries

------------------------------------------------------

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

Short-term investments
----------------------

Short-term investments at December 31, 1995 and 1994 are stated at cost plus accrued interest and consist of certificates of deposit having original maturities of greater than three months but not in excess of one year.

Marketable securities
---------------------

Marketable securities classified as available-for-sale, held-to- maturity and trading are as follows:
                                                Gross         Fair
                                              unrealized     market
                                    Cost        gains         value
                                 ----------   ----------   ----------
   December 31, 1995

Available-For-Sale:
 U.S. Government obligations     $  299,814   $      186   $  300,000
                                 ==========   ==========   ==========

   March 31, 1995

Available-For-Sale:
 U.S. Government obligations     $1,111,435   $   14,208   $1,125,643
                                 ==========   ==========   ==========

There were no investments in debt or equity securities classified as trading or held-to-maturity at December 31, and March 31, 1995

Due from related parties
------------------------

As of December 31, 1995, the Company has notes receivable from two former officers of Morgan Medical Holdings, Inc. in amounts of $359,414 and $39,948, excluding accrued interest thereon, which are included as a component of other current assets and other assets in

NMR of America, Inc., and Subsidiaries

Notes to Consolidated Financial Statements (continued)
------------------------------------------

the Company's December 31, 1995 balance sheet. The notes bear interest at prime and are payable in eight equal semi-annual principal installments, plus interest, commencing on March 15, 1996. The notes are collateralized by a pledge of the Company's common stock which is owned by the individuals, one of whom now is as an employee of the Company.

Shareholders' equity
--------------------

On October 25, 1995, the Board of Directors authorized a common stock repurchase program whereby the Company will purchase up to $1,000,000 of its outstanding common stock from time to time in the open market. The shares will be held as treasury shares for reissuance upon the exercise of employee stock options, warrants and other convertible securities. The timing of purchases and the number of shares purchased will depend upon prevailing market prices and other market conditions. As of February 9, 1996 the Company had expended $353,007 to purchase 99,650 shares of its outstanding common stock under the repurchase program.

On April 9, 1986, the Company's Board of Directors adopted the 1986 Incentive Stock Option and Non-Statutory Option Plan (the "Plan") for employees of the Company. Under the Plan, as amended, up to 1,000,000 shares of the common stock of the Company may be issued upon the exercise of options to be granted during the ten-year term of the Plan. Options with respect to 384,809 shares were outstanding at December 31, 1995 at an exercise price ranging from $2.25 to $6.38 per share for the terms of between five and ten years. As of December 31, 1995, options with respect to 166,325 shares were exercisable. During the nine months ended December 31, 1995, 12,375 options were exercised.

During the quarter ended December 31, 1995, an aggregate of 100,000 purchase warrants with exercise prices ranging from $4.00 to $5.00 per share expired unexercised.

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

NMR of America, Inc., and Subsidiaries

Notes to Consolidated Financial Statements (continued)
------------------------------------------

The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations or financial condition.

Imaging center matters
----------------------

The Company owns a 38% minority interest in an Austin, Texas center which operates pursuant to a limited partnership agreement (the "Austin Partnership") which expired on January 31, 1996. The Company accounts for its investment in the Austin Partnership using the equity method and the book value of its investment totaled $146,920 as of December 31, 1995. During the quarter ended December 31, 1995, the center ceased operations and the partnership is currently liquidating its assets. Based upon the anticipated liquidation values of the partnership's assets and liabilities at this time, the Company does not believe that it will incur a significant gain or loss on the carrying value of the investment.

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

Acquisitions
------------

On March 13, 1995, the Company announced that its Board of Directors had approved an agreement, subject to certain conditions, providing for the acquisition of Morgan Medical Holdings, Inc. ("Morgan"). A definitive acquisition agreement was executed on April 11, 1995. The transaction was approved by the shareholders of Morgan and the Company on September 14, 1995 and became effective on September 15, 1995. Morgan provides diagnostic imaging equipment, facilities and management services to physicians through four outpatient centers located in the Florida cities of Cape Coral, Naples, Sarasota and Titusville. Pursuant to the terms of the acquisition, Morgan shareholders received 1,195,848 shares of the Company's common stock

NMR of America, Inc., and Subsidiaries

------------------------------------------


in the transaction. Under the terms of the merger agreement, the Company exercises control over the voting rights of Morgan's largest shareholder for a period of three years. The Company accounted for the transaction as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair values at the date of acquisition. In conjunction with the transaction, the Company recorded $6,419,603 of costs in excess of fair value which is being amortized over twenty years on a straight line basis.

Effective January 1, 1996 the Company completed its acquisition of substantially all of the operating assets of Central Diversey MRI Center, Inc. ("Central Diversey") which operates a magnetic resonance imaging center located in Chicago, Illinois. As consideration for the acquisition, NMR paid $80,000 in cash at closing to the selling shareholders and issued 10,000 unregistered shares of NMR common stock which are subject to a two-year holding period restriction. In conjunction with the transaction, NMR acquired substantially all of Central Diversey's operating assets, which consist primarily of magnetic resonance imaging ("MRI") equipment, related leasehold improvements, office equipment and deposits on the MRI related equipment aggregating $120,000 which are pledged as collateral therefor. In addition, NMR assumed certain trade accounts payable of Central Diversey aggregating $90,000 and MRI related equipment debt, subject to existing collateral and security, totaling approximately $595,000 of outstanding principal as of January 1, 1996.
The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities will be recorded at the fair value at the date of acquisition. The Company currently estimates that the excess cost over fair value of the assets it will record will be approximately $400,000.

NMR of America, Inc., and Subsidiaries

------------------------------------------

The Company's consolidated financial statements for the nine months ended December 31, 1995, do not include the results of operations of Central Diversey and include the results of operations of Morgan from the September 15, 1995 effective date of the acquisition. The following summarizes the unaudited proforma results of operations for the nine months ended December 31, 1995, assuming the acquisitions had occurred on April 1, 1995 (in thousands, except per share data):

                                                             NMR
                                                          including
                                            NMR          Morgan and
                                         including         Central
                                          Morgan          Diversey
                                         ---------       ---------


Revenue, net                            $ 19,513         $ 20,314
Operating income                        $  3,915         $  4,229
Income before income taxes              $  2,238         $  2,507
Net income                              $  1,435         $  1,596
Fully diluted net income per share      $    .22         $    .25

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations
---------------------

Three and nine months ended December 31, 1995 compared to three and nine months
-------------------------------------------------------------------------------
ended December 31, 1994.
------------------------

Reference is made to Note 2 of the Company's consolidated financial statements for a definition of revenue, net.

For the three and nine months ended December 31, 1995, revenue, net was $ 6,753,612 and $16,814,350 versus $4,376,380 and $13,112,088 for the three and nine months ended December 31, 1994 or a $2,377,232 (54.3%) and $3,702,262
(28.2%) increase, respectively. The increase in revenue, net resulted primarily from the purchases of Libertyville Imaging Center ("Libertyville") and Golf MRI and Diagnostic Imaging Center ("Golf/DIC") which were effective January 1, 1995 and the acquisition of Morgan Medical Holdings, Inc. ("Morgan") which was effective September 15, 1995. These centers generated revenue, net totaling $2,470,529 and $4,401,369 for the three and nine months ended December 31, 1995, respectively. Same center revenue, net decreased by $93,298 or 2.1% from $4,376,381 to $4,283,083 during the quarter ended December 31, 1995 and $699,107 from $13,112,088 to $12,412,981 during the nine months ended December 31, 1995. The reduction in revenue, net during the nine months ended December 31, 1995 was primarily due to increased aggregate same center scan volume offset by additional discounted business. It is anticipated that the Company's revenue, net and operating expenses will increase in comparison to historical levels during the remainder of fiscal 1996 and beyond due to the acquisition of Morgan. Patient volume and reimbursement sources both significantly impact the Company's revenue, net. Patient medical costs are paid by managed care organizations, such as HMO's, Blue Cross/Blue Shield, Medicare and Medicaid, and private pay organizations, such as commercial insurance carriers. By virtue of contractual allowances obtained by certain of these reimbursement sources under contracts entered into with the Company, shifts in the mix of patients and their related reimbursement sources will impact revenue, net in the period in which they occur.

Payroll and related costs for the three and nine months ended December 31, 1995 were $1,733,930 and $4,691,388 versus $1,177,352 and $3,438,313 for the three and nine months ended December 31, 1994, or an increase of $556,578 (47.3%) and $1,253,075 (36.4%), respectively.

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

This increase is primarily due to the acquisitions of Libertyville, Golf/DIC and Morgan which incurred payroll and related costs totaling approximately $351,426 and $679,012 during the three and nine month periods ending December 31, 1995. In addition, the Company's same center clinical payroll and related costs increased due to increases in the aggregate number of procedures being performed in its centers and administrative personnel costs have increased due to the hiring of certain managed care and marketing personnel in response to increased competition for managed care and other business. The Company has also experienced an increase in the cost of providing health benefits to its employees.

Depreciation and amortization expense increased by $86,819 (11.4%) from $760,108 for the three months ended December 31, 1994 to $846,927 for the three months ended December 31, 1995. This increase was primarily attributable to the acquisitions of Libertyville and Golf/DIC, and Morgan which resulted in goodwill amortization and equipment depreciation aggregating $275,786 for the three months ended December 31, 1995. This increase was offset by an approximate $188,968 decrease in aggregate same center depreciation expense on the Company's more mature centers, which includes a $40,000 decrease in quarterly depreciation due to the write-down of the Elgin, Illinois center's fixed assets during the fourth quarter of fiscal 1995. Depreciation and amortization expense decreased by $8,241 (0.4%) from $2,209,562 for the nine months ended December 31, 1994 to $2,201,321 for the nine months ended December 31, 1995. This decrease was primarily attributable to an approximate $496,000 decrease in aggregate same center depreciation expense on the Company's more mature centers, which includes a $40,000 decrease in quarterly depreciation due to the write-down of the Elgin, Illinois center's fixed assets during the fourth quarter of fiscal 1995. This decrease was offset by the acquisitions of Libertyville and Golf/DIC, and Morgan which resulted in goodwill amortization and equipment depreciation aggregating $487,810 for the nine months ended December 31, 1995.

Medical supplies and other operating costs include the cost of equipment and premises maintenance, medical supplies, radiology fees for acquired centers, other center expenses, and patient billing fees. Medical supplies and other operating costs increased by $1,180,801 (83.4%) and $2,120,647 (50.9%) from
$1,415,650 and $4,165,729 for the three and nine months ended December 31, 1994 to $2,596,451 and $6,286,376 for the three and nine months ended December 31, 1995, respectively. This increase results, primarily, from the inclusion of Libertyville, Golf/DIC and Morgan centers which generated medical supplies and other operating expenses totaling $1,145,483 and $1,906,032 during the three and nine months ended December 31, 1995.

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

In addition, medical supplies and operating expenses increased $57,577 and $127,171 for the three and nine months ended December 31, 1995 due to the inclusion of operating rent paid for the equipment at the Seabrook Radiological Center, which began accruing in July 1995. Physician fees at our Oak Lawn Center increased $20,920 and $83,990 for the three and nine months ended December 31, 1995 over the prior year comparable periods due to increased volume. The foregoing factors contributing to the increase in medical supplies and operating expenses were offset by decreases in the cost of patient billing services ($11,593 and $43,688) and medical supplies at the Company's other centers. Various cost containment measures previously enacted by the Company are intended to reduce the cost of certain operating expenses, as a percentage of revenue, net during fiscal 1996 and beyond.

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

Other general and administrative expenses for the three and nine months ended December 31, 1995, were $198,141 and $480,122 versus $158,427 and $431,296 for the three and nine months ended December 31, 1994, or an increase of $39,714 (25.1%) and $48,826 (11.3%), respectively. The increase during the three and nine months ended December 31, 1995 results primarily from increased advertising and promotional expenses relating to marketing efforts at the Company's centers.

Interest expense for the three and nine months ended December 31, 1995 were $471,979 and $1,214,325 versus $297,295 and $834,233 for the comparable prior periods, or an increase of $174,684 (58.8%) and $380,092 (45.6%), respectively. This increase results, primarily, from interest expense associated with the acquisition and assumption of debt obligations relating to the Libertyville, Golf/DIC and Morgan acquisitions, which generated interest expense totaling approximately $179,849 and $320,663 for the three and nine months ended December 31, 1995. In addition, aggregate same center interest expense increased due to the financing of new equipment in the Company's Union, New Jersey and Seabrook, Maryland centers, additional hardware and software upgrades and from increases in prevailing interest rates, which impact the Company's variable rate debt obligations. These increases were offset by decreases in interest expense relating to scheduled reductions in outstanding principal balances.

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

Other income and expense, net increased by $134,509 and $111,944 for the three and nine months ended December 31, 1995 from ($44,745) and $7,930 for the three and nine months ended December 31, 1994 to $89,764 and $119,874 for the three and nine months ended December 31, 1995, respectively. The increase for the three and nine months ended December 31, 1995, results primarily from an increase in interest income on invested cash balances and the absence of certain non-recurring charges relating to severance and a lease termination which were recorded during the quarter ended December 31, 1994.

Minority interest in income of limited partnerships increased by $34,823 (34.4%) from $101,119 the three months ended December 31, 1994 to $135,942 for the three months ended December 31, 1995. The increase is primarily due to a $21,890 increase in aggregate same center minority interest due to an increase in pre-minority interest profitability of such centers during the quarter. Minority interest in income of limited partnerships decreased by $40,313 (10.8%) from $375,034 for the nine months ended December 31, 1994 to $334,721 for the nine months ended December 31, 1995. The decrease is primarily due to a $108,659 reduction in aggregate same center minority interest due to a reduction in pre-minority interest income on such centers offset by a $68,346 increase in minority interest in income of the Golf/DIC limited partnerships, which were acquired effective January 1, 1995.

The Company's current benefit from income taxes of ($40,000) for the three months ended December 31, 1995 results from the provision of $20,000 for current taxes payable based upon current year earnings offset by the reversal of a $60,000 overaccrual of income taxes in fiscal 1995 which will be refunded to the Company during the fourth quarter of fiscal 1996. The Company's provision of $13,116 for the nine months ended December 31, 1995 consists of current state income and franchise taxes. The Company has recorded a deferred tax provision of $345,982 and $628,366 for the three and nine months ended December 31, 1995, to reflect the reduction in the Company's net deferred tax asset during such periods. The Company's aggregate provision for income taxes increased by $265,982 and $480,482 from $40,000 and $161,000 for the three and nine months ended December 31, 1994 to $305,982 and $641,482 for the three and nine months ended December 31, 1995. Substantially all of the increase relates to an increase in the Company's deferred income tax provision which is due to the Company's recognition of a net deferred income tax asset during fiscal 1995.

For the reasons described above, the Company's net income for the three months ended December 31, 1995 increased by $172,340 to $554,024 from $381,684 and the Company's net income for the nine months ended December 31, 1995 decreased by $420,362 to $1,146,932 from $1,504,851, for the comparable prior fiscal periods.

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

Liquidity
---------

The Company had net income of $1,146,932 for the fiscal period ended December 31, 1995 versus net income of $1,504,851 for the comparable prior fiscal period. At December 31, 1995, the Company's working capital totaled $10,541,797 which includes cash and cash equivalents totaling $2,250,417, marketable securities totaling $300,000 and short-term investments totaling $2,161,000. The Company generated $1,911,499 and $2,701,937 in net cash flow from operating activities during the fiscal periods ended December 31, 1995 and 1994, respectively, or a decrease of $790,438 (29.3%). Cash provided by operating activities during the fiscal period ended December 31, 1995 resulted from operating cash flows of $4,123,502 offset by a $2,212,003 net increase in the Company's current assets and liabilities. The decrease in operating cash flows and cash provided by operating activities results primarily from the decrease in the Company's net income during the first nine months of fiscal 1996 and the conversion of substantially all of the Company's third party

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

billing and collection services to a new vendor during the quarter ended December 31, 1995, resulting in a temporary reduction in cash flow at converted centers. It is anticipated that such cash flows will return to normal levels during the fourth quarter of fiscal 1996.

Investing activities provided $961,890 in cash during fiscal 1996. The Company purchased $892,548 of equipment and leasehold improvements primarily for the Union, New Jersey and Seabrook, Maryland imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company's expended $421,454, net of sales of short-term investments and marketable securities for the purchase of short-term securities during the period ended December 31, 1995. The Company invests substantially all of its excess cash balances in government securities, certificates of deposit and other fixed income instruments with maturities of up to one year. Such maturities are scheduled to coincide with the Company's anticipated capital needs. The Company acquisition of Morgan Medical Holdings, Inc. resulted in a $411,905 increase in available cash based upon Morgan's balance sheet as of the date of acquisition. In addition, the Company advanced $48,000 to its unconsolidated Austin, Texas limited partnership to fund working capital requirements. It is anticipated that this advance will be refunded, including accrued interest thereon, during the fourth quarter of fiscal 1996.

Financing activities used net cash totaling $2,665,996 which is comprised of $3,029,737 utilized for the repayment of debt and capital lease obligations, $217,067 of limited partnership distributions and $316,344 utilized to for the purchase of treasury stock, offset by $850,146 in proceeds from borrowing during the fiscal period ended December 31, 1995.

At December 31, 1995, the Company had $1,880,178 in obligations under capital leases compared to $767,781 at March 31, 1995. These obligations relate primarily to the financing of imaging equipment at the Philadelphia, Pennsylvania, OPEN MRI of Chicago and Sarasota, Florida diagnostic centers. Repayments under capital leases totaling $376,744 were made during the period ended December 31, 1995.

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

Management of the Company believes that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. The Company is not a party to any agreements or letters of intent relating to the acquisition of additional centers at February 13, 1996.

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

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used For Earnings Per Share
Calculation.

                                        Nine months ended December 31,
                                        ------------------------------
                                             1995            1994
                                          -----------     ----------

Primary earnings per share information:

Net income per consolidated
  statements of operations                 $1,146,932     $1,504,851
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes
                                           ----------     ----------
   Net income used to compute primary
     earnings per share                    $1,146,932     $1,504,851
                                           ==========     ==========
Weighted average number of
 outstanding shares                         5,542,215      4,890,791
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                           167,733        114,753
                                           ----------     ----------
Weighted average number of shares
 used to compute primary earnings
 per share                                  5,709,948      5,005,544
                                           ==========     ==========

Primary earnings per share:
---------------------------

Primary net income per share               $      .20     $      .30
                                           ==========     ==========

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used For Earnings Per Share
Calculation.

                                        Nine months ended December 31,
                                        ------------------------------
                                             1995            1994
                                          -----------     ----------

Fully diluted earnings per share information:

Income per consolidated statements
 of operations                             $1,146,932    $1,504,851
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes               116,471       167,412
                                           ----------    ----------
   Net income used to compute fully
     diluted earnings per share            $1,263,403    $1,672,673
                                           ==========    ==========
Weighted average number of
 outstanding shares                         5,542,215     4,890,791
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                           167,733       137,331

      Incremental shares issuable on
      conversion of convertible
      subordinated debentures                 456,000       494,444
                                           ----------    ----------
 Weighted average number of shares
 used to compute fully diluted
 earnings per share                         6,165,948     5,522,566
                                           ==========    ==========

Fully diluted earnings per share:
---------------------------------

Fully diluted net income per share         $      .20    $      .30
                                           ==========    ==========

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used For Earnings Per Share
Calculation.

                                           Quarter ended December 31,
                                           --------------------------
                                                1995          1994
                                             ----------    ---------

Primary earnings per share information:

Income per consolidated statements
 of operations                               $  554,024   $  381,684
Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes
                                             ----------   ----------
     Net income used to compute primary
     earnings per share                      $  554,024   $  381,684
                                             ==========   ==========

Weighted average number of
 outstanding shares                           6,278,123    4,896,699
Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                             106,083      184,530
                                             ----------   ----------
Weighted average number of shares
 used to compute primary earnings
 per share                                    6,384,206    5,081,229
                                             ==========   ==========

Primary earnings per share:
---------------------------

Primary net income per share                 $      .09   $      .08
                                             ==========   ==========

NMR of America, Inc., and Subsidiaries

Exhibit 11.  Computation of Shares Used For Earnings Per Share
Calculation.

                                           Quarter ended December 31,
                                           --------------------------
                                                 1995           1994
                                              -----------    --------
Fully diluted earnings per share information:

Income per consolidated statements
 of operations                                $  554,024     $ 381,684

Add:  Interest savings from proceeds
      of conversion of outstanding
      warrants and exercise of stock
      options, net of minority
      interest and income taxes                   52,391        56,164
                                              ----------    ----------

Net income used to compute fully
     diluted earnings per share               $  606,415    $  437,848
                                              ==========    ==========

Weighted average number of
 outstanding shares                            6,278,123     4,896,699

Add:  Incremental shares issuable
      on conversion of outstanding
      warrants and exercise of
      stock options                              106,083       184,530


      Incremental shares issuable on
      conversion of convertible
      subordinated debentures                    456,000       494,444
                                              ----------    ----------
  Weighted average number of shares
 used to compute fully diluted
 earnings per share                            6,840,206     5,575,673
                                              ==========    ==========

Fully diluted earnings per share:

Fully diluted net income per share            $      .09    $      .08
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







Date: February 14, 1996