Form 10KSB
period 1996-03-31
NMR OF AMERICA INC
filed 1996-07-01
CIK 724141

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

       [Mark one]
          [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1996

          [ ]    TRANSITION REPORT UNDER SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to _____________

                          Commission File Number 1-9367


                              NMR OF AMERICA, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                Delaware                                    22-2468314
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

         430 Mountain Avenue
       Murray Hill, New Jersey                              07974-2732
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

         Issuer's telephone number: 908-665-9400

         Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class                Name of each exchange on which registered
- ---------------------------            -----------------------------------------
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

                           X
                    Yes ________         No ________

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $23,833,897


The aggregate market value of voting stock held by non-affiliates of the issuer, computed by reference to the closing sales price of such stock on June 26, 1996 was $31,920,604.


The number of shares outstanding of the issuer's common stock, as of June 26, 1996 was 6,260,519.

                       DOCUMENTS INCORPORATED BY REFERENCE



Certain exhibits are incorporated herein by reference as set forth in Items 13(a)3, 13(a)4 and 13(a)10.

================================================================================

                       INDEX TO FORM 10-KSB - PARTS I-III

                                                              PAGE
                                                              ----
PART I    -  Item 1.      Description of Business                3

             Item 2.      Description of Properties             17

             Item 3.      Legal Proceedings                     18

             Item 4.      Submission of Matters to a
                          Vote of Security Holders              18

PART II   -  Item 5.      Market for the Company's
                          Common Equity and Related
                          Stockholder Matters                   18

             Item 6.      Management's Discussion and
                          Analysis or Plan of Operation         19

             Item 7.      Financial Statements                  30

             Item 8.      Changes in and Disagreements
                          With Accountants on Accounting
                          and Financial Disclosure              30

PART III  -  Item 9.      Directors, Executive Officers,
                          Promoters and Control Persons;
                          Compliance with Section 16(a)
                          of the Exchange Act                   30

             Item 10.     Executive Compensation                32

             Item 11.     Security Ownership of
                          Certain Beneficial
                          Owners and Management                 36

             Item 12.     Certain Relationships and
                          Related Transactions                  37

             Item 13.     Exhibits, Lists and Reports on
                          Form 8-K                              37

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         (a) GENERAL DEVELOPMENT OF THE BUSINESS. NMR of America, Inc. is engaged, directly and through limited partnerships, in installing, managing and maintaining diagnostic imaging systems utilizing primarily magnetic resonance ("MR") as well as other modalities. MR is a relatively recent development in the technology of diagnostic imaging. It does not utilize potentially damaging ionizing radiation, and is believed to have no harmful physical effects. It is also believed to provide images superior in certain respects to those provided by other diagnostic imaging technologies and is potentially capable of providing biochemical information about the tissues being scanned. Although the Company acquires the diagnostic imaging systems, it has no proprietary interest in the imaging technology. The Company acquires its diagnostic imaging systems from various manufacturers and the diagnostic imaging systems are installed under the Company's supervision in the offices of private physicians. As of June 26, 1996, the Company had under management eighteen operational diagnostic imaging systems in physicians' offices. Of the eighteen operational diagnostic imaging systems, eleven are located in installations owned by limited partnerships of which the Company is the managing general partner, and seven are owned by the Company. All eighteen centers include MR imaging systems and five centers also include other imaging modalities. See "Description of Business."

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

On September 14, 1995, the Company completed the acquisition of Morgan Medical Holdings, Inc. ("Morgan"). Morgan provides diagnostic imaging equipment, facilities and management services to physicians through four outpatient centers located in the Florida cities of Cape Coral, Naples, Sarasota and Titusville. Effective January 1, 1996, the Company acquired substantially all of the operating assets of Central Diversey M.R.I. Center, Inc. ("Central Diversey") which operates a magnetic resonance imaging center in Chicago, Illinois.


On May 7, 1996, the Company announced that it was in negotiations regarding a possible business combination with Medical Resources, Inc. ("Medical Resources"). A definitive merger agreement was executed on May 20, 1996 which is subject to certain conditions. Medical Resources provides diagnostic imaging equipment, facilities and management services to physicians through nineteen outpatient centers located in New York, New Jersey and Florida. Pursuant to the terms of the acquisition, each outstanding share of NMR common stock would automatically be converted into 0.6875 of a share of Medical Resources common stock. The merger is subject to certain conditions including shareholder and regulatory approval and certain third party consents. Senior management of the combined company would be composed of the current executives of Medical Resources with NMR's current executive officers, Joseph G. Dasti and John P. O'Malley III serving as consultants to the combined company. The closing of the merger is anticipated to occur in the third quarter of fiscal 1997, although there can be no assurance that the transaction will be completed as contemplated or that it will occur when anticipated.

See Note 9 to Notes to Consolidated Financial Statements included herein for information concerning the Company's Stockholders Rights Plan. As the term is used herein, the Company includes NMR of America, Inc. and its consolidated subsidiaries.


                  (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company believes there is one business segment to its operations.

                  (c) DESCRIPTION OF BUSINESS.

MR TECHNOLOGY.

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

                  Disadvantages of MR systems compared with other available imaging systems are that imaging times are longer with an MR system where up to one or more minutes per scan are required compared with CT scanning where only two to five seconds per scan is required. In addition, in certain MR systems, the patient is largely enclosed within the magnet and claustrophobia can occur as well as delayed access to the patient in an emergency. Claustrophobia is, however, less likely to occur in the Company's open architecture MR imaging systems housed in the Chicago, Illinois and Union, New Jersey facilities and in the Oak Lawn, Illinois MR system which possesses a large rectangular bore. In addition, MR systems which utilize superconductive magnets are generally more expensive to purchase and maintain than other diagnostic imaging systems. The use of superconductive magnets, which utilize liquid helium and nitrogen, results in increased facilities management and service and support requirements, adding to the cost of the total system.


MR SYSTEMS.

                  The Company is engaged, directly and through limited partnerships in which it is the general partner, in installing, managing and maintaining diagnostic imaging systems, primarily utilizing magnetic resonance, in offices operated by private physicians. The Company acquires or leases its diagnostic imaging systems from various manufacturers and installs the systems under the Company's supervision. Although the Company acquires or leases the diagnostic imaging systems, it has no proprietary interest in the imaging technology. In establishing a diagnostic imaging center, the Company's activities generally involve selecting a site for the diagnostic imaging system, leasing or acquiring the site, making the necessary leasehold or other improvements to the center or supervising the construction of a building and related improvements to house the diagnostic imaging system, arranging for the purchase, financing and installation of the imaging equipment, and staffing the office with technical and clerical personnel. In certain locations, limited partnerships have been organized, with the Company as the general partner, to provide financing for the establishment and operation of the center.

                  The Company has installed, as of June 26, 1996, MR systems at eighteen operational locations including Chicago, Illinois (three locations); Des Plaines, Illinois; Elgin, Illinois; Libertyville, Illinois; Oak Lawn, Illinois; Cape Coral, Florida; Naples, Florida; Sarasota, Florida; Titusville, Florida; Bel Air, Maryland; Seabrook, Maryland; Marlton, New Jersey; Morristown, New Jersey; Union, New Jersey; Allentown, Pennsylvania and Philadelphia, Pennsylvania. The Company's former Austin, Texas imaging center closed during fiscal 1996.

Information with respect to the Company's ownership interests in diagnostic imaging centers is as follows:

                                                                   COMPANY'S
                                                                   OWNERSHIP
                         COMMENCEMENT            SQUARE FEET    INTEREST AS OF
LOCATION                     DATE                OF CENTER      JUNE 26, 1996(1)
- --------                     ----                ---------      ----------------
Allentown, PA            May 1986                  3,350           95.9%(2)

Austin, TX               October 1986              5,000           38.0%(4)

Bel Air, MD              November 1991             8,000           62.9%(2) (3)

Cape Coral, FL           June 1990                 2,450           100%

Chicago, IL              April 1987                1,800           87.2%(2)

Chicago, IL              June 1992                 2,900           79.6%(2)

Chicago, IL              April 1992                2,000           100%

Des Plaines, IL          April 1990                4,000           75.0%(2)

Elgin, IL                May 1992                  3,700           100%

Libertyville, IL         June 1992                 5,063           100%

Marlton, NJ              July 1984                 3,671           91.0%(2)

Morristown, NJ           December 1984             5,568           94.2%

Naples, FL               March 1991                2,329           100%


Oak Lawn, IL             February 1983             4,300           100%(2)


Philadelphia, PA         January 1986              4,000           97.7%(2)

Sarasota, FL             June 1994                 3,303           100%

Seabrook, MD             April 1995                3,302           87.1%(2)

Titusville, FL           September 1992            3,200           100%

Union, NJ                August 1984               3,370           63.6%(2)

- ----------

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

(4) Center is no longer in operation.

                  The Company's Austin, Texas center was closed during December 1995. The center operated pursuant to a limited partnership agreement (the "Austin Partnership") which was scheduled to expire on January 31, 1996, but was extended by the governing board of the partnership for the purpose of liquidating and distributing the remaining assets of the Austin Partnership. It is anticipated that such liquidation and distribution will be completed during fiscal 1997 and will not have a material impact on the results of operations or liquidity of the Company.

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

PHYSICIANS AGREEMENTS.

                  Each MR center includes a turnkey MR system, including the machine and related office and other equipment. Six centers also include other imaging modalities. In accordance with the terms of agreements entered into relating to each center, all medical aspects of the center are under the supervision of the professional corporations with whom agreements have been entered into to staff or lease the center. Such medical aspects include establishing professional fees, leasing the offices, analysis of diagnostic information, preparation of reports to referring physicians, care of patients while at the center and contacts with referring physicians. The Company has entered into agreements with physician professional corporations to use and operate the MR systems in each of the locations where the Company has MR sites. In ten of these locations, such agreements are with professional corporations whose principal is Dr. David L. Bloom ("Dr. Bloom"). Dr. Bloom is a Director of the Company. These agreements in general provide for the payment to the Company of a periodic fixed fee, a fee based upon the number of scans performed and a billing charge. Local radiologists are under contract with these professional corporations pursuant to which such local radiologists serve as the professional staff at the center and read and interpret the scans produced at the center for a fee. The Company believes that it is materially dependent on its relationships with physicians in its operations.

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

                  At the eight Illinois and Florida imaging centers which were acquired by the Company during fiscal years 1994 through 1996, professional services are provided by physicians under contracts administered by Dr. Bloom.

                  The Company from time to time makes periodic improvements in and upgrades to the diagnostic imaging systems at the locations. The Company also provides periodic technical training sessions to technologists employed by the Company.

FINANCING.


                  From time to time, in connection with the acquisition by the Company of new MR equipment, equipment upgrades or other leasehold improvements at one of its imaging centers, the Company seeks financing from outside sources. The Company seeks this financing from banks, leasing companies and equipment vendors. Typically such arrangements provide for financing for up to 100% of the cost of the project to be repaid over a period of three to seven years and are collaterized by the related equipment and/or improvements. At March 31, 1996, interest rates on such obligations range from 4.8% to 11.8%. To date, the Company has been successful in obtaining this financing when required. See Notes 5 and 8 to Notes to Consolidated Financial Statements included herein. Where limited partnerships or subsidiary corporations have been organized or acquired, the Company remains contingently liable under the terms of the bank borrowings or leases.


                  The purchase price of MR systems similar to those used by the Company presently ranges from approximately $650,000 to $2,000,000. Site improvements are additional and cost up to approximately $300,000 to $700,000. The MR systems are maintained pursuant to agreements entered into with the manufacturers of the equipment or other independent contractors.

MARKETING.

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

     CERTIFICATES OF NEED. Certain states have enacted certificate of need ("CON") legislation in an attempt to regulate the acquisition of major medical equipment and thereby limit what are possibly unnecessary capital expenditures. Legislation of this type has been enacted in the states of New Jersey, Pennsylvania and Illinois, where the Company has centers, as well as a number of other states where the Company does not currently have centers. The Company's locations in Allentown and Philadelphia, Pennsylvania, Chicago, Illinois and Morristown, New Jersey have received certificates of need from the state authorities. The Company's other diagnostic imaging systems have been installed in reliance upon exemptions from state certificate of need legislation.

     LEGISLATIVE DEVELOPMENTS. The Federal Omnibus Budget Reconciliation Act of 1989 contains provisions that, unless an exception applies, restrict physicians from making referrals for services to be rendered to Medicare patients to clinical laboratory facilities in which they have an ownership interest, including a limited partnership interest, or with which they have a compensation arrangement which is generally referred to as the "Stark I Legislation." Recently, the Federal Omnibus Budget Reconciliation Act of 1993 added provisions to these restrictions on Medicare payment for physician referrals which, effective January 1, 1995, will greatly broaden the services which are subject to this referral and payment ban. These provisions are generally referred to as the "Stark II Legislation." Specifically with regard to the Company's operations, the Stark II Legislation adds to the referral restriction "radiology or other diagnostic services." The Stark II Legislation also extends these prohibitions to referrals of Medicaid patients. Both the Stark I and the Stark II Legislation provide exceptions for certain types of physicians such as radiologists and for certain types of employment and contractual relationships. In response to the Stark I and Stark II Legislation, the Company purchased limited partnership interests from physician and non-physician investors in certain of its limited partnerships during the fourth quarter of fiscal 1994.

     STATE REFERRAL LAWS. Many states, including those states in which NMR conducts its business, have their own laws which impose restrictions on physicians and other healthcare providers in connection with the referral of patients to facilities in which such physicians and providers have an ownership interest. Unlike the Anti-Kickback Statute, these state referral laws are not limited to items and services reimbursed by Medicare and Medicaid.

     Specifically, with respect to NMR's operations in Florida, the Florida Patient Self-Referral Act of 1992 (the "Florida Act") regulates and, in some cases, prohibits physicians' referrals of patients to facilities in which they own an investment interest. Referrals to a diagnostic imaging center became specifically prohibited effective October 1, 1994. Under the Florida Act, a physician who owns NMR capital stock is also prohibited from making any patient referrals to NMR's diagnostic imaging facilities.

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

     FRAUD AND ABUSE. The Company is subject to the federal Medicare and Medicaid anti-fraud and abuse statutes, which prohibit bribes, kickbacks, rebates and any direct or indirect remuneration in connection with the furnishing or arranging of services, items or equipment for which payment may be made in whole or in part under Medicare or Medicaid (the "Anti-Kickback Statute"). These statutes are intended to prevent the improper referral of patients for medical tests or treatment by health service providers who may have a financial interest in the entity which provides such services. Among other situations to which this legislation may be applicable, governmental authorities have from time to time maintained under certain circumstances that where physicians or other health care providers have made investments in medical care enterprises, although no express agreement regarding referrals of patients to the enterprise may exist, payments to the physicians or health care providers who refer patients to the enterprise may violate the anti-fraud and abuse statutes. Violation of these anti-fraud and abuse statutes may result in significant criminal penalties and exclusion from participation in Medicare and Medicaid programs for both the entity paying the kickback or rebate and the entity receiving it.

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

     PRACTICE OF MEDICINE. The physicians with whom the Company enters into agreements are subject to licensing by the States in which they practice medicine. This licensing is intended to assure that such persons meet the requirements necessary to practice medicine and is intended for the protection of the public. The practice of medicine and the operation of certain health care facilities are subject to existing laws and regulations.

     The Company's imaging centers are also subject to laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. Professional radiology services are performed at ten of the Company's consolidated centers by licensed physicians under contract with a professional corporation that is a party to an agreement with the Company and whose principal is Dr. David L. Bloom, a Director and principal shareholder of the Company. At the eight Illinois and Florida imaging centers which were acquired by the Company during fiscal 1994 - 1996, professional services are provided by licensed physicians under contracts administered by Dr. Bloom. The Company provides the imaging equipment and technical employees. There can be no assurance that state authorities or others may not challenge these structures as involving the Company in the unlawful practice of medicine.

     HEALTH CARE COST CONTAINMENT AND REIMBURSEMENTS. Federal and state agencies have adopted or are considering medical cost containment legislation which has restricted or may restrict prices charged by hospitals and other health care facilities. Such legislation, together with cost constraints imposed by insurance companies and other third party payers has and can be expected to continue to reduce the fees the Company can collect for the use of its diagnostic imaging equipment and/or for the provision of diagnostic imaging services.

     When patients are billed directly by the radiologist for professional services, most of their health care insurers, including, for example, Blue Cross and Blue Shield, reimburse the provider for a portion or all of the physician's charge for MR services provided the fee is "reasonable and customary" for that area. The health care reimburser determines what is considered "reasonable and customary." The Company expects that increasing pressure on these fees from health care insurers may adversely affect the Company's revenue, net, results of operations and liquidity.

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

     The enactment of national healthcare reform legislation is uncertain. Although national healthcare reform laws, if enacted, may have the beneficial effect of increasing the number of persons who will have access to services provided by NMR, such reform laws may also reduce the fees that may be charged for such services. In particular, there is a possibility that a significant portion of healthcare services will be rendered and administered through a system which could force price concessions from service providers such as NMR. Moreover, national healthcare reform laws could cause greater analysis of each patient's need for diagnostic testing, with the aim of eliminating unnecessary tests and reducing the volume and cost of medical care. Depending on the nature and extent of any new Federal laws and/or regulations, or possible changes in the interpretation of existing laws and/or regulations, the foregoing may have a material adverse effect on NMR's revenues, operating margins and profitability.

     FDA REGULATION. The use of diagnostic imaging systems are subject to regulation by the Food and Drug Administration ("FDA") as a medical device. The FDA has approved all of the devices used by the Company in substantially all currently utilized procedures. Although considered by the Company to be unlikely, there can be no assurance that the FDA may not promulgate regulations in the future that may affect the use of diagnostic imaging systems.

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


     In its efforts to expand its operations the Company experiences competition from others also engaged in the acquisition, installation and operation of MR systems. Many of these competitors may be deemed to be larger with access to greater amounts of financing than is available to the Company.

LIABILITY INSURANCE.

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

     EMPLOYEES. As of June 26, 1996, the Company employed 197 persons, including 61 who are employed on a part-time basis. Of such persons, 18 are employed in an executive and administrative capacity at the Company's corporate office, 14 are employed in center based marketing activities, and the remainder are employed as technologists and in other capacities at the imaging centers. To date, the Company has not experienced any difficulty in employing technologists to staff its diagnostic imaging system locations. The Company believes that its relationship with its employees is satisfactory. None of the Company's employees are covered by a collective bargaining agreement.

     RAW MATERIALS. The Company believes that the chemicals and other materials and supplies used in its MR installations are readily available from a number of sources.

     PATENTS AND TRADEMARKS. The Company believes that its business is not dependent upon any patents, trademarks, licenses, franchises or concessions.

     SEASONALITY. The Company believes that its business activities are not seasonal.

     CUSTOMERS. The Company's customers are comprised of physicians and physician groups, managed care entities, regional health care systems and patients. The Company believes that it is not dependent upon any customer or few customers. However, the Company believes that patient referrals by physicians in the areas of the offices it equips are important to its success. In addition, all medical aspects of the utilization of the Company's diagnostic imaging installations are under the control of the professional corporations with which the Company has entered into agreements. Such medical aspects include the establishment of fees, leasing of offices, analysis of diagnostic information, preparation of reports to referring physicians, care of patients while at the center and contacts with the referring physicians. Accordingly, the Company's success is directly dependent upon the ability of the professional corporations, and the local radiologists under contract with the professional corporations, to attract patient referrals and to operate the centers on a profitable basis.

     BACKLOG. Backlog is not a material aspect of the Company's business.

     RESEARCH AND DEVELOPMENT. The Company does not engage in any material research and development activities.

     ENVIRONMENTAL FACTORS. Compliance with Federal, State or local provisions relating to the protection of the environment do not have any material impact on the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year ended March 31, 1996 to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.


     The Company's Common Stock has been quoted on the NASDAQ system since September 21, 1983. Effective August 6, 1991, the Company's Common Stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol:
NMRR. The following table sets forth the high and low sales prices for the Company's Common Stock during the period January 1, 1994 through June 26, 1996.


         CALENDAR QUARTER                   HIGH               LOW
         ----------------                   ----               ----
         1994
         ----
         1st Quarter                        3-3/8             2-1/4
         2nd Quarter                        4-3/8             2-1/2
         3rd Quarter                        4-1/2             3
         4th Quarter                        5-1/8             3-3/8

         1995
         ----
         1st Quarter                        5-1/4             3-7/8
         2nd Quarter                        5-1/2             4-1/8
         3rd Quarter                        5-1/8             4
         4th Quarter                        4-1/4             3-1/4


         1996
         ----
         1st Quarter                        3-3/4             2-7/8
         2nd Quarter                        5-3/4             3-1/8
         (through June 26)

As of June 26, 1996, the last sales price for the Common Stock was 5-3/8.

As of March 31, 1996, the Company had approximately 726 shareholders of record. The Company has never paid a cash dividend on its Common Stock and management has no present intention of commencing to pay dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED
MARCH 31, 1995.

Reference is made to Note 2 of the Company's consolidated financial statements for a definition of revenue, net.


For the fiscal year ended March 31, 1996, revenue, net was $23,833,897 versus $17,987,824 for the fiscal year ended March 31, 1995 or a $5,846,073 (32.5%)
increase. The increase in revenue, net resulted primarily from the acquisition of the assets of Central Diversey Center ("CD MRI") effective in January 1996, Morgan Medical Holdings, Inc. ("Morgan") in September 1995 and the purchases of Libertyville Imaging Center ("Libertyville") and Golf MRI and Diagnostic Imaging Center ("Golf/DIC") which were effective in January 1995. These centers generated revenue, net totaling $7,145,315 for fiscal year ended March 31, 1996 versus $825,081 in fiscal 1995 or an increase of $6,320,234. Same center revenue, net decreased by $474,161 or 2.7% from $17,162,743 to $16,688,582 during the fiscal year ended March 31, 1996 primarily as a result of additional discounted business offset by increased aggregate scan volume. Patient volume and reimbursement sources both significantly impact the Company's revenue, net. Patient medical costs are paid by managed care organizations, such as HMO's, Blue Cross/Blue Shield, Medicare and Medicaid, and private pay organizations, such as commercial insurance carriers. By virtue of contractual allowances obtained by certain of these reimbursement sources under contracts entered into with the Company, shifts in the mix of patients and their related reimbursement sources will impact revenue, net in the period in which they occur.

Payroll and related costs for the fiscal year ended March 31, 1996 were $6,442,710 versus $4,780,025 for the fiscal year ended March 31, 1995, or an increase of $1,662,685 (34.8%). This increase is primarily due to the acquisitions of CD MRI, Morgan, Libertyville and Golf/DIC which incurred payroll and related costs totaling approximately $1,077,531 during the fiscal year ended March 31, 1996 compared to $162,168 in fiscal 1995. In addition, the Company's payroll and related costs increased due to the hiring of technical personnel to increased patient flow at the Company's multi-modality imaging centers, the hiring of managed care and marketing personnel and an increase in the cost of providing health benefits to its employees. Payroll and related costs, as a percentage of revenue, net, were 27.0% and 26.6% in fiscal 1996 and 1995, respectively. Although the Company expects aggregate payroll and related expense to increase in fiscal 1997 due to the inclusion of Morgan and CD MRI for the entire period, it is anticipated that payroll, as a percentage of revenue, net, will be relatively unchanged.


Depreciation and amortization expense increased by $142,216 (4.8%) from $2,951,400 for the fiscal year ended March 31, 1995 to $3,093,616 for the fiscal year ended March 31, 1996. These increases were primarily attributable to the acquisitions of CD MRI, Morgan, Libertyville and Golf/DIC which resulted in goodwill amortization and equipment depreciation aggregating $766,312 for the fiscal year ended March 31, 1996 compared to $63,165 for the prior fiscal year. This increase was offset by an approximately $561,000 decrease in aggregate same center depreciation on the Company's more mature centers. In addition, depreciation expense increased due to purchases of imaging equipment and related upgrades during fiscal 1996. Depreciation and amortization expense, as a percentage of revenue, net, was 13.0% and 16.4% in fiscal 1996 and 1995, respectively. Although the Company expects aggregate depreciation and amortization expense to increase in fiscal 1997 due to the inclusion of CD MRI and Morgan for the entire period, it is anticipated that depreciation and amortization expense, as a percentage of revenue, net, will decline slightly.

Medical supplies and other operating costs include the cost of equipment and premises maintenance, medical supplies, radiology fees for acquired centers, other center expenses, and patient billing fees. Medical supplies and other operating costs increased by $2,785,906 (46.1%) from $6,048,762 for the fiscal year ended March 31, 1995 to $8,834,668 for the fiscal year ended March 31, 1996. These increases result, primarily, from the inclusion of approximately $2,573,000 in medical supplies and operating expenses relating to the operations of CD MRI, Morgan, Libertyville and Golf/DIC in fiscal 1996 versus $305,447 in fiscal 1995. In addition, medical supplies and operating expenses increased by approximately $200,000 due to the inclusion of operating rent paid for the equipment at the Seabrook Radiological Center, $100,000 in increased radiology fees at the Oak Lawn centers due to increased volume and approximately $200,000 in increased medical and office supplies due to increased aggregate scan volume. Medical supplies and other operating costs, as a percentage of revenue, net, were 37.1% and 33.6% in fiscal 1996 and 1995, respectively. The increase is primarily due to the inclusion of radiology fees for newly acquired centers in this line item. Although the Company expects aggregate medical supplies and other operating costs to increase in fiscal 1997, due to the inclusion of CD MRI and Morgan for the entire period, it is anticipated medical and operating costs, as a percentage of revenue, net, will be consistent with fiscal
1996.


Other general and administrative expenses for the fiscal year ended March 31, 1996, were $763,662 versus $553,422 for the fiscal year ended March 31, 1995, or an increase of $210,240 (38.0%). The increase during the fiscal year ended March 31, 1996 results primarily from increased advertising and promotional expenses ($156,206) relating to the Company's centers and an increase in professional fees due to the inclusion of the GOLF/DIC management contracts for an entire year. Other general and administrative expenses, as a percentage of revenue, net, were 3.2% and 3.1% in fiscal 1996 and 1995, respectively. It is anticipated that expenditures for general and administrative expenses will continue at these levels in fiscal 1997.

Interest expense for the fiscal year ended March 31, 1996 was $1,677,698 versus $1,186,811 for the prior fiscal year, or an increase of $490,887 (41.4%). This increase results, primarily, from interest expense associated with the acquisition and assumption of debt obligations relating to the CD MRI, Morgan, Libertyville and Golf/DIC acquisitions, which generated interest expense totaling approximately $505,000 for the fiscal year ended March 31, 1996 versus $56,322 in fiscal 1995. In addition, aggregate same center interest expense increased due to the financing of new equipment in the Company's Union, New Jersey center and leasehold improvements at the Seabrook, Maryland center, additional hardware and software upgrades and from increases in prevailing interest rates, which impact the Company's variable rate debt obligations. These increases were offset by decreases in interest expense relating to scheduled reductions in outstanding principal balances. Interest expense, as a percentage of revenue, net, was 7.0% and 6.6% in fiscal 1996 and 1995, respectively. Although the Company expects aggregate interest expense to increase slightly in fiscal 1997 due to the inclusion of CD MRI and Morgan for the entire period, it is anticipated that interest expense, as a percentage of revenue, net, will decline slightly due to reductions in outstanding principal balances.

Other income, net increased by $98,259 from $24,546 for the fiscal year ended March 31, 1995 to $122,805 for the fiscal year ended March 31, 1996. The increase results primarily from an increase in interest income on invested cash balances, a gain realized in fiscal 1996 on the disposition of imaging equipment and the absence of certain non-recurring charges, which were recorded during fiscal 1995. These increases were offset by increased losses experienced in the Austin Partnership during fiscal 1996, which included a $60,000 reduction in the carrying value of the investment. The components of other income, net are as follows:


                                   FISCAL 1996     FISCAL 1995
                                   -----------     -----------
Interest income                     $252,167        $133,486
Austin equity                       (171,085)        (68,770)
Chicago equity                        48,691          90,730
Film copies                           55,205          44,619
Bel Air prepayment fee                               (15,945)
Gain (loss) on sale of equipment      62,443         (12,084)
Greenbelt lease buyout                               (51,600)
Board fees                           (55,500)        (50,000)
Other                                (69,116)        (45,890)
                                    --------        --------
Other income, net                   $122,805        $ 24,546
                                    ========        ========

Minority interest in income (loss) of limited partnerships decreased by $117,113 (22.2%) from $527,663 for the fiscal year ended March 31, 1995 to $410,550 for the fiscal year ended March 31, 1996. The decrease is primarily due a $136,632 reduction in aggregate same center minority interest due to a reduction in the aggregate pre-minority interest income of such centers offset by a $19,519 increase in minority interest in income of the GOLF/DIC limited partnerships, which were acquired effective January 1, 1995.


The Company's provision for (benefit from) income taxes resulted in effective tax rates (benefits) of 35.0% in fiscal 1996 and (73.3%) in fiscal 1995, respectively. In fiscal 1995 the non-recurring benefit in the effective tax rate was primarily attributable to the recognition of the net deferred tax asset. In fiscal 1996, the effective tax rate is higher than the statutory tax rate primarily as a result of a 3.9% impact of state income taxes, net of the federal benefit, partially offset by other items amounting to (2.9%) (see rate reconciliation in Note 10).

For the reasons described above, the Company's net income for the fiscal year ended March 31, 1996 decreased by $656,535 to $1,777,377 from $2,433,912 for the prior fiscal year. Fiscal 1995 net income includes the impact of two non-recurring items relating to the write down of the Elgin, Illinois center assets ($560,091) and the recognition of a deferred tax asset of $1,099,000, which increased the Company's net income for the year ended March 31, 1995 by approximately $539,000.

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

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED TO FISCAL YEAR ENDED
MARCH 31, 1994.

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

The components of other income and expense, net are as follows:

                                       FISCAL 1995         FISCAL 1994
                                       -----------         -----------
         Interest income                $133,486            $ 76,651
         Austin equity inc. (loss)       (68,770)             53,067
         Film copies                      44,619              22,762
         Bel Air Prepayment fee          (15,945)
         Gain (loss) on equipment        (12,084)
         Greenbelt lease buyout          (51,600)
         Other                            (5,160)            (21,768)
                                        --------            --------

         Other income, net              $ 24,546            $130,694
                                        ========            ========

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

INFLATION

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

LIQUIDITY


The Company had net income of $1,777,377 for the fiscal year ended March 31, 1996 versus net income of $2,433,912 for the comparable prior fiscal year. At March 31, 1996, the Company's working capital totaled $10,269,515 which includes cash and cash equivalents totaling $3,782,315 and short-term investments totaling $663,660. The Company generated $2,960,657 and $4,387,428 in net cash flow from operating activities during the fiscal years ended March 31, 1996 and 1995, respectively, or a decrease of $1,426,771 (32.5%). Cash provided by operating activities during the fiscal year ended March 31, 1996 resulted from operating cash flows of $6,232,103 offset by a $3,271,446 net increase in the Company's current assets and liabilities. The decrease in cash provided by operating activities resulted primarily from the $3,546,074 increase in the Company's due from affiliated physician associations and patient receivables, which is primarily attributable to the conversion of substantially all of the Company's third-party billing and collection services to a new vendor during the third and fourth quarters of fiscal 1996. This resulted in a temporary reduction in cash flow and higher outstanding balances as of March 31, 1996. This transition was completed in order to consolidate all of the Company's billing and collection activities for existing and acquired centers with one entity and for the purpose of reducing the cost and increasing the efficiency of such services. As such, it is anticipated that cash flows will be higher than historical experience during the first quarter of fiscal 1997 and will return to normal levels during the remainder of fiscal 1997.


Investing activities provided $159,743 in cash during fiscal 1996. The Company realized $1,391,227 from the sale of short-term investments and marketable securities during the period ended March 31, 1996, net of purchases. The Company invests substantially all of its excess cash balances in government securities, certificates of deposit and other fixed income instruments with maturities of up to one year. Such maturities are scheduled to coincide with the Company's anticipated capital needs. In addition, the Company's acquisition of Morgan Medical Holdings, Inc. resulted in a $411,905 increase in cash based upon Morgan's cash balance as of the date of acquisition. These increases were offset by the Company's purchase of CD MRI for $40,000 net of cash acquired and ($1,411,389) of equipment and leasehold improvements primarily for the Union, New Jersey and Seabrook, Maryland imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable.

Financing activities used net cash totaling $3,304,889 which is comprised of $3,669,129 utilized for the repayment of debt and capital lease obligations, $232,283 of limited partnership distributions and $353,007 utilized for the purchase of treasury stock, offset by $912,686 in proceeds from borrowings during the fiscal year ended March 31, 1996. The Company's borrowings related primarily to financing obtained for the equipment and leasehold improvements at the Union, New Jersey center. The Company intends to continue to monitor prevailing market prices and other market conditions before purchasing additional treasury stock during fiscal 1997.


At March 31, 1996, the Company had $1,765,440 in obligations under capital leases compared to $767,781 at March 31, 1995. These obligations relate primarily to the financing of imaging equipment at the Philadelphia, Pennsylvania and OPEN MRI of Chicago centers and $1,444,779 of capital lease obligations assumed during fiscal 1996 in connection with the Sarasota, Florida diagnostic center. Repayments under capital leases totaling $447,120 were made during the period ended March 31, 1996.

During the fiscal year ended March 31, 1993, on the basis of declining amounts of cash generated by operating activities, the Company adopted a policy of reducing operating expenses and enhancing cash management. Management reduced the size of the Company's staff and reorganized administrative and imaging center personnel. Management intends to continue to implement cost reductions throughout fiscal 1997 wherever possible. Management of the Company believes that various medical cost containment measures being implemented by Federal and state governments and third party payers can be expected to place pressure on both the amounts charged for MR and other diagnostic imaging procedures and the number of patient referrals from physicians. Management expects that these efforts will put downward pressure on the Company's revenue, net and cash generated by operating activities. Management is seeking to offset these pressures by controlling the costs and expenses described above, by increased marketing efforts and steps taken to enhance the Company's professional medical representation in the communities where its centers are located. To date, the Company has been able to obtain financing for its diagnostic imaging equipment through equipment vendors, equipment financing companies and banks and the Company expects to be able to obtain additional financing, as required, in the future. However, there can be no assurance that such financing will be available from such lending sources or any other party on terms that will be favorable to the Company.

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

Management of the Company believes that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. Other than the Medical Resources, Inc. transaction, which is described in the accompanying Notes to the Consolidated Financial Statements, the Company is not a party to any agreements or letters of intent relating to the acquisition of additional centers at June 26, 1996. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. Management intends to pursue the acquisition of additional centers if its analysis of these factors indicates the Company would receive a favorable return from investing in these centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. No assurances can be given that additional centers will be acquired or as to the terms thereof. In the event that the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

ITEM 7.  FINANCIAL STATEMENTS.

The response to this item is included in a separate section of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the fiscal year ended March 31, 1996, the Company has not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS: COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.


     The directors of the Company, their age, and the year in which each first became a director of the Company are as follows:


Director

NAME                                                   AGE           SINCE
- ----                                                   ---           -----
Joseph Guy Dasti......................................  63           1990

Donald W. Arthur......................................  41           1990

Dr. David L. Bloom....................................  66           1990

John A. Faraone.......................................  62           1990

Joseph Zappala........................................  61           1990

     All of the Company's directors serve for a period of one year and until their successors are elected and qualified.

     Mr. Dasti was elected Chairman of Board of the Company in August 1990 and President and Chief Executive Officer in October 1990. Prior thereto he was engaged for more than five years in the securities business with Seaboard Securities, Inc., except that from January 1985 to October 1986, Mr. Dasti was employed by Swartwood, Hesse Inc., a securities broker dealer. Mr Dasti was a director of the Company from 1986 to February 1990 and was re-elected as director in August 1990.


     Mr. Arthur has been employed by Schering Plough Research Institute in various capacities in its research and development activities for more than the past five years. Mr. Arthur is currently a Foreperson, engaged in pharmaceutical process development.


     Dr. Bloom is a Medical Director and Director of Magnetic Resonance Imaging for Somerset Diagnostic Centers, a privately held provider of MRI services located in Boston, Massachusetts. He is also a Senior Vice President and a Director of Medical Diagnostics, Inc., which provides MRI services and is a wholly-owned subsidiary of Advanced NMR Systems, Inc., a publicly held company which manufactures MRI Systems and provides MRI services, and the President and Clinical Director of Imaging Consultants, Inc., positions he has held since 1987. From 1983 to 1987, Dr. Bloom was President and Chief Executive Officer and a director of the Company. See "Certain Transactions."


     Mr. Faraone has been a practicing attorney specializing in real estate and personal injury law as a sole practitioner in Wilmington, Delaware for more than the past five years.


     Mr. Zappala has been engaged as a retail equities broker in the securities business for more than the past five years with Seaboard Securities, Inc. ("Seaboard"). Mr. Zappala is a principal owning 50% of Seaboard. From January 1985 until September 1986, he was employed by Swartwood, Hesse Inc., a securities broker-dealer.

     Except for Dr. Bloom, who is also a director of Medical Diagnostics Inc., a wholly-owned subsidiary of a public company, no director of the Company is a director of any other corporation which is subject to the periodic reporting requirements of the Securities Exchange Act of 1934 or is a registered investment company under the Investment Company Act of 1940.

EXECUTIVE OFFICERS


     The following table sets forth certain information regarding the executive officers of the Company.


NAME                            AGE          PRINCIPAL OCCUPATION
- ----                            ---          --------------------
Joseph Guy Dasti                63           Chairman of the Board, President
                                             and Chief Executive Officer

John P. O'Malley III            34           Executive Vice President-
                                             Finance, Chief Financial Officer
                                             and Secretary

     Mr. Dasti's employment background is described above.

     Mr. O'Malley was appointed Secretary in March 1994 and Executive Vice President-Finance and Chief Financial Officer in December 1992 and was initially employed by the Company in May 1992. Prior thereto, he was, commencing in August, 1984, employed by Ernst & Young, a public accounting firm, and its predecessors, most recently as a manager in its Audit Department. Mr. O'Malley holds a B.S. degree in Accounting from the University of Delaware and is a Certified Public Accountant.

     All of the Company's executive officers hold office for a term of one year unless removed earlier by the Board of Directors.

DIRECTOR AND OFFICER SECURITIES REPORTS

     The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of changes in ownership of any equity securities of the Company. Copies of such reports are required to be furnished to the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all persons subject to these reporting requirements filed the required reports on a timely basis during the 1996 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION


     The following table sets forth the compensation paid during the Company's three fiscal years ended March 31, 1996 to the chief executive officer of the Company and the other executive officer(s) of the Company whose compensation exceeded $100,000 in the last fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                                                   ------------------------------------
                                                                                 Awards
                                                                   ------------------------------------
                                         Annual Compensation        Restricted         Securities
   Name And                             ----------------------     Stock Awards     Underlying Options/            All Other
Principal Position             Year(1)  Salary($)(2)  Bonus($)        ($)(4)             SARS (#)              Compensation ($)(5)
- ------------------             -------  ------------  --------     ------------     -------------------        -------------------
Joseph Guy Dasti ...........   1996       215,193      15,384         47,500              50,000                     21,481
President ..................   1995       206,923      19,450              0                   0                     14,531
                               1994       150,384      50,000(3)           0             100,000                     27,450

John P. O'Malley III .......   1996       169,519      12,617         47,500              50,000                     33,869
Executive Vice .............   1995       155,369      15,951              0                   0                     20,302
President-Finance ..........   1994       105,726      55,000(3)           0             100,000                         12


- ---------

(1)  Information relates to the fiscal years ended March 31.


(2) Includes amounts for periods during which executive officers were employed by the Company, regardless of capacity in which employed.


(3) $40,000 of bonus was earned during fiscal 1994 and paid subsequent to year end.


(4) The values of restricted stock awards were determined using the market price for the stock at the date of the grant. Such restricted stock vests ratably, on a quarterly basis, over two years from the date of the grant, subject to provisions for acceleration of vesting in the event of a change in control of the Company or the termination of the named executive without cause.

(5) Amounts of All Other Compensation include (i) amounts contributed or accrued to the Company's 401(k) plan, (ii) employee portion of premiums on key-man life insurance and (iii) amounts paid for accumulated unused vacation pay which was earned during prior fiscal years.


                OPTION/SAR AND WARRANT GRANTS IN LAST FISCAL YEAR


No warrants or stock appreciation rights (SAR's) were granted to any named executive officer of the Company during the fiscal year ended March 31, 1996.


The following table sets forth certain information concerning options granted during the fiscal year ended March 31, 1996 to the named executives:


                                                        Individual Grants
                           --------------------------------------------------------------------------
                            Number of          % of Total
                            Securities        Options/sar's
                            Underlying         and Warrants
                           Options/SAR'S        Granted to               Exercise
                            and Warrants       Employees In           or Base Price         Expiration
Name                          Granted          Fiscal Year              ($/Share)             Date (1)
- ----                       ------------        -----------            -------------         ----------
Joseph Guy Dasti              50,000             34.89%                   3.25              3/5/2006
John P. O'Malley III          50,000             34.89%                   3.25              3/5/2006


- ------------

(1) Options are not exercisable when granted. 25% of the options granted become exercisable on each of the first four anniversary dates of the grant of the options.

         AGGREGATED OPTION/SAR AND WARRANT EXERCISES IN LAST FISCAL YEAR
                AND FISCAL YEAR-END OPTION/SAR AND WARRANT VALUES


No options or warrants were exercised by executive officers during the fiscal year ended March 31, 1996. The following table sets forth, for each of the named executive officers, the number of unexercised options/SAR's and warrants remaining at March 31, 1996 and the potential value thereof based on the year-end closing per share sales price of the Company's Common Stock of $3.38 on March 29, 1996.



                                                                                                    Value of Unexercised
                                                                 Number of Securities               In-the-Money
                                                                 Underlying Unexercised             Options/SAR's and
                                                                 Options/SAR's and Warrants         Warrants at
                          Shares                                 at Fiscal Year-End(#)              Fiscal Year-End($)
                          Acquired on           Value            Exercisable (E)/                   Exercisable (E)/
Name                      Exercise(#)         Realized($)        Unexercisable (U)                  Unexercisable (U)
- ----                      -----------         -----------        -----------------                  -----------------

Joseph Guy Dasti             0                    0                  255,000 E(1)                         53,500  E
                                                                     100,000 U(2)                         31,500  U
John P. O'Malley III         0                    0                   61,250 E(3)                         43,487  E
                                                                     103,750 U(4)                         45,262  U

- ----------------

(1) Includes 30,000 shares issuable pursuant to a warrant exercisable at $3.92 per share, 75,000 shares issuable pursuant to a warrant exercisable at $3.00 per share, 50,000 shares issuable pursuant to a warrant exercisable at $6.38 per share, 50,000 shares issuable pursuant to an option exercisable at $6.38 per share and 50,000 shares issuable pursuant to an option exercisable at $2.88 per share.

(2) Includes 50,000 shares issuable pursuant to an option exercisable at $3.25 per share and 50,000 shares issuable pursuant to an option exercisable at $2.88 per share.

(3) Includes 20,000 shares issuable pursuant to an option exercisable at $2.31 per share, 30,000 shares issuable pursuant to an option exercisable at $2.88 per share and 11,250 shares issuable pursuant to an option exercisable at $2.75 per share.

(4) Includes 20,000 shares issuable pursuant to an option exercisable at $2.31 per share, 30,000 shares issuable pursuant to an option exercisable at $2.88 per share, 11,250 shares issuable pursuant to an option exercisable at $2.75 per share and 50,000 shares issuable pursuant to an option exercisable at $3.25 per share.

DIRECTOR COMPENSATION


The Company has entered into an agreement with Dr. Bloom, a director of the Company, whereby he provides consulting and advisory services to the Company in connection with the purchase and technical use of diagnostic imaging equipment and other services. As compensation for these services, Dr. Bloom receives $77,000 per annum, payable monthly. The term of the agreement is for one year expiring December 31, 1996, subject to automatic renewal unless terminated by either party. In addition, Dr. Bloom was issued a warrant to purchase 20,000 shares of the Company's Common Stock at an exercise price of $6.38 per share exercisable through August 29, 2001.

Directors of the Company received compensation at the rate of $2,500 per quarter plus $500 for each meeting of a committee of directors attended.

EMPLOYMENT AGREEMENTS

The Company has entered into executive employment agreements with Messrs. Dasti and O'Malley which expire on June 20, 2000 and provide for annual base salaries in amounts of $225,000 and $175,000, respectively. Pursuant to the contracts, Messrs. Dasti and O'Malley are entitled to receive quarterly bonus payments calculated as a percentage of the Company's consolidated quarterly pre-tax income (as defined in the agreements) as follows:

                                                Percentage         Percentage
                                                Payable to         Payable to
QUARTERLY PRE-TAX INCOME ("PTI")                Mr. Dasti          Mr. O'Malley
- --------------------------------                ---------          ------------
PTI in excess of $450,000 but less                4.45%                3.65%
than $674,000

PTI in excess of $674,000 but less                2.92%                2.38%
than $900,000

PTI in excess of $900,000 but less                1.98%                1.62%
than $1,125,000

PTI in excess of $1,125,000                       1.65%                1.35%

     Each of the employment agreements of Messrs. Dasti and O'Malley provides that if the executive is terminated without cause, he shall be entitled to receive severance pay equal to his base salary and bonus for the remainder of the term of his contract. In addition, he would be entitled to continued participation in the Company benefit plans until the earlier of (i) the expiration date of his contract or (ii) the date he becomes employed by another company providing similar benefits. In the event that the executive is terminated for cause, he is not entitled to receive any monetary compensation under his employment agreement beyond the date his employment is terminated.

     Each of the employment agreements also provides that if, following a change of control (as defined in the agreements) of the Company, the Company, among other things, assigns to the executive duties inconsistent with his position, materially reduces his powers or functions, fails to provide annual salary increases consistent with past practices or requires the executive to change his place of employment, then the executive will have the right to terminate his employment agreement. In such an event, the executive would be entitled to receive the same severance pay as he would receive in the event his employment is terminated without cause.


     In the event either executive terminates his employment agreement for cause, any stock purchase options held by him issued pursuant to any stock option plan of the Company would, to the extent permissible, become immediately vested and exercisable. If the vesting of such options is not permitted, he would be entitled to receive a five year warrant immediately exercisable for the same number of shares of the Company's Common Stock subject to such options and exercisable at the same per share exercise price. The executive would also be entitled in certain instances to have the shares subject to the warrant registered under the Securities Act of 1933.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                        PRINCIPAL AND OTHER SHAREHOLDERS


     The following table sets forth the number of shares of the Company's Common Stock beneficially owned as of 1996 by (i) each person known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company; (ii) each Director of the Company; (iii) The Company's chief executive officer and its other four most highly compensated executive officers whose total salary and bonus for the fiscal year ended March 31, 1996 exceeded $100,000, and (iv) all directors and officers of the Company as a group:



                                                     Amount and Nature
Name and Address of Beneficial Owner            of Beneficial Ownership (1)          Percent of Class
- ------------------------------------            ---------------------------          ----------------
Joseph G. Dasti                                        392,357 (2)                        6.0%
    c/o NMR of America, Inc.
         430 Mountain Avenue
         Murray Hill, NJ  07974

John P. O'Malley III                                    87,795 (3)                        1.4%
    c/o  NMR of America, Inc.
         430 Mountain Avenue
         Murray Hill, NJ  07974

Donald W. Arthur                                        60,000 (4)                        1.0%
         4 Kalman Court
         Warren Township, NJ  07060

Dr. David L. Bloom                                     190,000 (5)                        3.0%
         Somerset Diagnostic
         400 Commonwealth Avenue
         Boston, MA  02215

John A. Faraone                                        104,000 (6)                        1.6%
         1213 King Street
         Wilmington, DE  19899

Joseph T. Zappala                                       77,900 (7)                        1.2%
         30 South Broadway
         Pennsville, NJ  08070

Dr. Donald A. Tobias                                   311,000 (8)                        5.0%
         97 Biltmore Estates
         Phoenix, AZ  85016

All Directors and Officers                             912,052 (9)                       13.3%
         as a Group (6 persons)
         (1) through (7)


- ----------------

(1) Unless otherwise disclosed, all of such persons hold their shares of record and beneficially.

(2) Includes 124,700 shares held of record and beneficially, 12,657 shares owned through the Company's 401(k) Plan, 30,000 shares issuable pursuant to a warrant exercisable at $3.92 per share through May 18, 1999, 75,000 shares issuable pursuant to a warrant exercisable at $3.00 per share through November 5, 1998, 50,000 shares issuable pursuant to a warrant exercisable at $6.38 per share through December 18, 2001 and 50,000 stock options exercisable at $6.38 per share through December 18, 2001 and 50,000 shares issuable pursuant to a stock option exercisable at $2.88 per share through March 14, 2004. Does not include 50,000 shares issuable pursuant to a stock option exercisable at $2.88 per share through March 14, 2004 and 50,000 shares issuable pursuant to a stock option exercisable at $3.25 per share through March 5, 2006, which are not currently exercisable.

(3) Includes 20,000 shares held of record and beneficially, 6,545 shares owned through the Company's 401 (k) Plan, 11,250 shares issuable pursuant to a stock option exercisable at $2.75 per share through December 16, 2002, 20,000 shares issuable pursuant to a stock option exercisable at $2.31 per share through August 4, 2003 and 30,000 shares issuable pursuant to a stock option exercisable at $2.88 per share through March 14, 2004. Does not include 3,750 shares issuable pursuant to a stock option exercisable at $2.75 per share through December 16, 2002, 20,000 shares issuable pursuant to a stock option exercisable at $2.31 per share through August 4, 2003, 30,000 shares issuable pursuant to a stock option exercisable at $2.88 per share through March 14, 2004 and 50,000 shares issuable pursuant to a stock option exercisable at $2.75 per share through March 5, 2006, which are not currently exercisable.

(4) Includes 3,000 shares held of record and beneficially, 20,000 shares issuable pursuant to a warrant exercisable at $6.38 per share through December 18, 2001 and 40,000 shares issuable to a warrant exercisable at $3.25 per share through April 16, 2001.

(5) Includes 110,000 shares held of record and beneficially, 40,000 shares issuable pursuant to warrants exercisable at $6.38 per share through December 18, 2001 and 40,000 shares issuable to a warrant exercisable at $3.25 per share through April 16, 2001.

(6) Includes 44,000 shares held of record and beneficially, 20,000 shares issuable pursuant to a warrant exercisable at $6.38 per share through December 18, 2001 and 40,000 shares issuable to a warrant exercisable at $3.25 per share through April 16, 2001.

(7) Includes 3,900 shares held of record and beneficially, 20,000 shares issuable pursuant to a warrant exercisable at $6.38 per share through December 18, 2001, 14,000 shares issuable pursuant to a warrant exercisable at $3.92 per share through May 18, 1999 and 40,000 shares issuable pursuant to a warrant exercisable at $3.25 per share through April 16, 2001.

(8) Based on information set forth in Schedule 13D dated February 19, 1986 filed by Dr. Tobias.

(9) Includes shares issuable on exercise of options and warrants held by Officers and Directors which are exercisable within 60 days of March 31, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS


     Ten of the operational diagnostic imaging systems owned by the Company at March 31, 1996 have been installed in offices leased by professional corporations whose principal is Dr. David L. Bloom, who is also a director of the Company. These agreements in general, provide for the payment to the Company of a periodic fixed fee, a fee based upon the number of scans performed and a billing charge. Local radiologists are under contract with these professional corporations pursuant to which such local radiologists serve as the professional staff at the center and read the scans produced at the center for a fee. Under the agreements, the Company is obligated to make the necessary leasehold alterations or site improvements at each installation for the diagnostic imaging systems, and provide the furniture, fixtures, and furnishings necessary for the operation of the office. The Company is also obligated to provide all the ancillary supplies and equipment used by the diagnostic imaging systems and for arranging and paying for maintenance of the diagnostic imaging systems. The Company also provides consultation with respect to the financial management of the center, including billing and collecting fees. All fees are collected by the physician professional corporations, however, the Company has the contractual responsibility to maintain all financial and other records and prepare and transmit bills. Pursuant to the foregoing agreements, the Company billed affiliated professional corporations, net of contractual adjustments, $13,431,954 and $14,784,092 during the fiscal years ended March 31, 1996 and 1995, respectively.


On January 21, 1992, the Board of Directors authorized the Company to enter into an agreement with Seaboard Securities, Inc. ("Seaboard") to provide advisory services to the Company in exchange for a warrant to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share through February 6, 1997, subject to vesting as services are provided. the Company's consulting agreement with Seaboard expired on February 7, 1995. In addition, the Company granted rights to certain persons who are shareholders of Seaboard, including Mr. Zappala, a Director of the Company, to have the shares of Common Stock issuable on exercise of warrants held by such persons registered under the Securities Act of 1933 at the expense of such persons.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.


(a)  Exhibits and Financial Statements:

1. Financial Statements.

The following documents are filed as part of this report:

      (i) Report of Independent Accountants.

     (ii) Consolidated Balance Sheets as of March 31, 1996 and March 31, 1995.

    (iii) Consolidated Statements of Income for the years ended March 31, 1996, 1995 and 1994.

     (iv) Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994.

      (v) Consolidated Statements of Changes in Shareholders' Equity for the years ended March 31, 1996 1995 and 1994.

     (vi) Notes to Consolidated Financial Statements.

2. Exhibits
- -----------
     Exhibit No.                     Description
     -----------                     -----------
        (2) Agreement and Plan of Merger dated as of May 20, 1996 by and among Medical Resources, Inc., MRI Sub, Inc. and Registrant.+

        (3)        (i) Certificate of Incorporation.****

                   (ii) Certificate of Ownership of NMR of Delaware, Inc.****

                   (iii) By-laws.****

        (4) Indenture dated as of July 1, 1986 between Company and The Trust Company of New Jersey including form of Debenture.**

Exhibit No.                      Description
- -----------                      -----------
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

      (vii)   1986 Incentive Stock Option and Non-statutory Option Plan.**

     (viii) Certificate of Limited Partnership of MR Partners of Greenbelt, a Maryland limited partnership.**

       (ix) Certificate and Agreement of Limited Partnership of MR Associates of Chicago, an Illinois limited partnership.**

        (x) Acquisition Agreement among Registrant, Diagnostic Network, Incorporated (DNI) and NMR Newco, Inc.***

       (xi) Plan of Reorganization and Agreement of Merger dated as of June 26, 1987 among Registrant, DNI and NMR Newco, Inc.***

      (xii) Rights Agreement dated as of December 23, 1988 between Registrant and American Stock Transfer and Trust Company dated December 23, 1988.*****

     (xiii) Amendments No. 1, 2, 3, and 4 to Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated as of December 23, 1988.


      (xiv) Certificate and Agreement of Limited Partnership of Garden State Imaging Partners, a Delaware limited partnership.*******

Exhibit No.                      Description
- -----------                      -----------
       (xv) Certificate and Agreement of Limited Partnership of Harford County Imaging Partners, a Delaware limited partnership.*******

      (xvi) Certificate and Agreement of Limited Partnership of Accessible MRI, a Delaware limited partnership.*******

     (xvii) Stock Purchase Agreement dated January 21, 1994 among Registrant, Eduardo Nijensohn, M.D. and John A. Gall, M.D.******

     xviii) Agreement and Plan of Reorganization, dated January 21, 1994, among the Registrant and Eduardo Nijensohn, M.D.******

      (xix) Second Amended and Restated Employment Agreement dated December 13, 1995 between the Registrant and John P. O'Malley, III.

       (xx) Asset Purchase Agreement dated January 5, 1995 by and between Advanced Specialty Imaging, L.P. and the Registrant.********

      (xxi) Agreement to Acquire Partnership Interests dated February 10, 1995 among the Registrant, Parvez H. Shirazi and Golf Western Imaging Corporation.********

     (xxii) Agreement and Plan of Merger dated April 11, 1995, as amended, by and among the Registrant, NMR Sub., Inc. and Morgan Medical Holdings, Inc.***********

    (xxiii) Asset Purchase Agreement among C.D. Acquisition, Inc., a wholly owned subsidiary of the Registrant, and Central Diversey M.R.I. Center, Inc.**********

     (xxiv) Second Amended and Restated Employment Agreement dated December 13, 1995 between the Registrant and Joseph G. Dasti.+

(11) Computation of Shares Used for Earnings Per Share Calculation+

Exhibit No.                      Description
- -----------                      -----------
(21)    Subsidiaries

           NAME                                           STATE OF INCORPORATION
           ----                                           ----------------------
           Imaging Networks,
           Incorporated                                         Delaware
           Diagnostic Networks
           of Texas, Incorporated                               Texas
           Oak Lawn Imaging Center,
           Incorporated                                         Illinois
           Oak Lawn Magnetic Resonance
           Imaging Center, Incorporated                         Illinois
           Morgan Medical Holdings,
           Incorporated                                         Colorado
           Morgan Medical Corporation                           Florida
           C.D. Acquisition,
           Incorporated                                         Illinois

(23) Consents

     (i)  Consent of Coopers & Lybrand, L.L.P.+

(27) Financial Data Schedules.+
- ------------
*Incorporated by reference from Company's Registration Statement on Form S-18 (File No. 2-85281-NY).

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

********Incorporated by reference from Company's Current Report on Form 8-K dated January 1, 1995.

*********Incorporated by reference from Company's Current Report on Form 8-K dated September 15, 1995.

**********Incorporated by reference from Company's Current Report on Form 8-K dated February 1, 1996, as amended by a report on Form 8-K/A.

***********Incorporated by reference to Exhibit A of Joint Proxy Statement/ Prospectus forming part of the Registration Statement on Form S-4 of the Registrant (Registration No. 33-61681).

+ Filed herewith

     (b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the fiscal year ended March 31, 1996:

     (i) The Company filed a report on Form 8-K, dated January 1, 1995, reporting the acquisition of a seventy-five percent (75%) limited partnership interest in Golf MRI Partners, L.P. and Diagnostic Imaging Center, L.P. and the acquisition of the assets of Advanced Specialty Imaging, L.P. The following financial statements and pro forma information were included in the Form 8-K:

Financial Statements of Business Acquired.

1) Unaudited Historical Combined Balance Sheets as of December 31, 1994 and March 31, 1994, respectively.

2) Unaudited Historical Combined Statements of Operations for the year ended March 31, 1994.

3) Unaudited Historical Combined Statements of Operations for the nine months ended December 31, 1994.

Pro Forma Financial Information.

1)   Unaudited Pro Forma Combined Balance Sheets as of December 31, 1994.

2) Unaudited Pro Forma Combined Statements of Operations for the year ended March 31, 1994.

3) Unaudited Pro Forma Combined Statements of Operations for the nine months ended December 31, 1994.

     (ii) The Company filed a report on Form 8-K dated September 1995 reporting the acquisition of Morgan Medical Holdings, Inc. The following financial statements were included in the Form 8-K.

Financial Statements of Business Acquired.

1) The consolidated balance sheet of Morgan as of December 31, 1994 and the consolidated statements of income, cash flows and changes in stockholders' equity for the two years ending December 31, 1994.

     (iii) The Company filed a report of Form 8-K dated February 1, 1996, as amended by a report on Form 8-K/A dated February 1, 1996, reporting the acquisition of substantially all of the assets of Central Diversey M.R.I. Center, Inc. The following financial statements and pro forma information were included in the Form 8-K, as amended.

Financial Statements of Business Acquired.

1) Unaudited Historical Balance Sheets as of December 31, 1995 and March 31, 1995, respectively.

2)   Unaudited Historical Statement of Income for the year ended March 31, 1995.

3) Unaudited Historical Statement of Income for the nine months ended December 31, 1995.

Pro Forma Financial Information

1)   Unaudited Pro Forma Condensed Balance Sheet as of December 31, 1995.

2) Unaudited Pro Forma Condensed Statement of Operations for the year ended March 31, 1995.

3) Unaudited Pro Forma Condensed Statement of Operations for the nine months ended December 31, 1995.

                     NMR OF AMERICA, INC. AND SUBSIDIARIES


Report of Independent Accountants ......................................... F-1

  Consolidated Balance Sheets--March 31, 1996 and 1995 .................... F-2

  Consolidated Statements of Income--Years Ended March 31, 1996,
    1995 and 1994 ......................................................... F-4

  Consolidated Statement of Cash Flows--Years Ended March 31, 1996,
    1995 and 1994 ......................................................... F-5

  Consolidated Statement of Changes in Shareholders' Equity--
    Years Ended March 31, 1996, 1995 and 1994 ............................. F-8

  Notes to Consolidated Financial Statements--March 31, 1996 and 1995 ..... F-9

NMR OF AMERICA, INC., AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS


The Shareholders of NMR of America, Inc.

We have audited the accompanying consolidated balance sheets of NMR of America, Inc., and Subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NMR of America, Inc., and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.


Parsippany, New Jersey
June 21, 1996

NMR OF AMERICA, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


             ASSETS                                MARCH 31,
- -----------------------------------------------------------------------
                                             1996             1995
- -----------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents               $ 3,782,315     $ 3,966,804
  Marketable securities                                     1,125,643
  Short-term investments                      663,660         886,609
  Due from affiliated physician
    associations and patient
    receivables, net                       14,182,008       9,498,268
  Other current assets                      1,442,394         903,373
- -----------------------------------------------------------------------
     Total current assets                  20,070,377      16,380,697
- -----------------------------------------------------------------------
Land, buildings and equipment              31,832,051      31,360,133
  Less, accumulated depreciation
    and amortization                       17,381,581      19,580,504
- -----------------------------------------------------------------------
                                           14,450,470      11,779,629
Long-term investments                         192,000
Cost in excess of net assets
  acquired                                 10,804,971       4,497,974
Deferred income taxes                         109,000       1,099,000
Other assets                                1,446,868       1,571,547
- -----------------------------------------------------------------------
Total assets                              $47,073,686     $35,328,847
=======================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NMR OF AMERICA, INC., AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


  LIABILITIES AND SHAREHOLDERS' EQUITY               MARCH 31,
- -----------------------------------------------------------------------
                                                1996          1995
- -----------------------------------------------------------------------
Current Liabilities:
  Accounts payable and
    accrued expenses                         $ 4,276,846   $3,098,931
  Current installments on capital
    lease obligations                            612,985      286,263
  Current installments on notes and
    mortgage payable                           4,911,031    2,769,098
- ---------------------------------------------------------------------
         Total current liabilities             9,800,862    6,154,292
- ----------------------------------------------------------------------
Convertible subordinated debt, net             1,975,752    2,056,417
Obligations under capital leases,
  less current installments                    1,152,455      481,518
Notes and mortgage payable,
  less current installments                   11,028,647   10,451,119
Minority interest in limited partnerships      2,126,708    2,155,665

Commitments and contingencies

Shareholders' Equity:
Common Stock, $.01 par value;
  authorized 30,000,000 shares,
  6,705,143 and 5,416,967 shares
  issued and outstanding at
  March 31, 1996 and 1995,
  respectively                                    67,051       54,169
Additional paid-in capital                    17,027,890   11,570,401
Unrealized gains                                               14,208
Retained earnings                              5,631,632    3,854,255
Less, 437,712 and 364,958
  common shares in Treasury at
  March 31, 1996 and 1995,
  respectively, at cost                       (1,737,311)  (1,463,197)
- -----------------------------------------------------------------------
Shareholders' equity                          20,989,262   14,029,836
- -----------------------------------------------------------------------
Total liabilities and shareholders'
    equity                                   $47,073,686  $35,328,847
=======================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NMR OF AMERICA, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                 YEARS ENDED MARCH 31,
- -------------------------------------------------------------------------------
                                            1996         1995          1994
- -------------------------------------------------------------------------------
Revenue, net                             $23,833,897  $17,987,824  $15,597,260
- -------------------------------------------------------------------------------
Costs and Expenses:
  Payroll and related costs                6,442,710    4,780,025    3,957,626
  Depreciation and amortization            3,093,616    2,951,400    2,545,108
  Medical supplies and other
    operating costs                        8,834,668    6,048,762    5,186,883
  Non-recurring write-down of
    center equipment                                      560,091
  Other general and administrative           763,662      553,422      689,347
- ------------------------------------------------------------------------------
                                          19,134,656   14,893,700   12,378,964
- ------------------------------------------------------------------------------
Operating income                           4,699,241    3,094,124    3,218,296
Interest expense                           1,677,698    1,186,811      824,420
Other income, net                           (122,805)     (24,546)    (130,694)
- -------------------------------------------------------------------------------
Income before minority
  interest and income taxes                3,144,348    1,931,859    2,524,570
Minority interest in income of
  limited partnerships                       410,550      527,663    1,049,070
- -------------------------------------------------------------------------------
Income before income taxes                 2,733,798    1,404,196    1,475,500
Provision for (benefit from)
  income taxes                               956,421   (1,029,716)     108,000
- -------------------------------------------------------------------------------
Net income                               $ 1,777,377  $ 2,433,912  $ 1,367,500
===============================================================================
PER SHARE DATA:

PRIMARY:
Net income per share                     $     .30    $     .49     $     .29
===============================================================================
FULLY DILUTED:
Net income per share                     $     .30    $     .47     $     .29
===============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NMR OF AMERICA, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEARS ENDED MARCH 31,
- -------------------------------------------------------------------------------
                                            1996         1995          1994
- -------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                              $1,777,377   $2,433,912   $1,367,500
- -------------------------------------------------------------------------------
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization        3,093,616    2,951,400    2,545,108
      Minority interest in income of
        limited partnerships                 410,550      527,663    1,049,070
      Deferred income taxes                1,016,918   (1,099,000)
      Equity in loss (income) from
        unconsolidated partnership           171,085       68,770      (53,067)
      Contractor reimbursement for lost
        revenues                            (175,000)     (91,620)
      (Gain) loss on disposition of
        center assets                        (62,443)      12,084       47,021
      Non-recurring write-down of center
        equipment                                         560,091
      Proceeds from sale of marketable
        securities--trading                               411,270
      Unrealized gain on
        marketable securities                                           (9,464)
  Changes in assets and liabilities,
    net of acquired centers:
      Increase in amount due from
        affiliated physician
        associations and patient
        receivables, net                  (3,546,074)    (965,897)  (2,196,385)
      Decrease (increase) in other
        current assets                       236,999     (130,104)     188,810
      Decrease (increase) in other assets    103,147      (92,931)     159,969
      (Decrease) increase in accounts
        payable and accrued expenses         (80,001)    (198,210)     531,966
      Decrease in other liabilities                                   (222,079)
      Other                                   14,483
- -------------------------------------------------------------------------------
  Total adjustments                        1,183,280    1,953,516    2,040,949
- -------------------------------------------------------------------------------
  Net cash provided by operating
    activities                             2,960,657    4,387,428    3,408,449
- -------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.


NMR OF AMERICA, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            YEARS ENDED MARCH 31,
- ----------------------------------------------------------------------------------------------
                                                  1996              1995              1994
- ----------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of equipment                        (1,411,389)       (1,705,020)         (338,080)
  Purchase of short-term investments           (2,814,660)         (869,000)
  Purchase of marketable securities              (300,000)       (1,111,435)       (1,201,839)
  Purchase of long-term investments              (192,000)
  Purchase of limited partnership
    interests                                                       (48,800)       (2,185,005)
  Acquisition of purchase option                                                     (200,000)
  Acquisition of centers, net of cash
    acquired                                      371,905          (976,794)         (325,000)
  Proceeds from sale of marketable
    securities                                  1,435,438           205,000           600,000
  Proceeds from sale of short-term
    investments                                 3,070,449
  Proceeds from disposition of
    center assets                                                     6,250
  Other                                                             (15,350)          (11,014)
- ----------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    investing activities                          159,743        (4,515,149)       (3,660,938)
- ----------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of debt, including capital
    lease obligations                          (3,669,129)       (2,134,292)       (1,587,922)
  Distributions to limited partners              (232,283)         (135,656)         (683,067)
  Proceeds from borrowings                        912,686         2,617,683         2,319,500
  Purchase of common stock warrants                                                   (12,000)
  Proceeds from stock issuance and
    exercise of stock options                      36,844            27,812
  Purchases of treasury stock                    (353,007)
- ---------------------------------------------------------------------------------------------
  Net cash (used in) provided by
    financing activities                       (3,304,889)          375,547            36,511
- ---------------------------------------------------------------------------------------------
Net (decrease) increase in cash
  and cash equivalents                           (184,489)          247,826          (215,978)
  Cash and cash equivalents
    at April 1,                                 3,966,804         3,718,978         3,934,956
- ---------------------------------------------------------------------------------------------
  Cash and cash equivalents
    at March 31,                               $3,782,315        $3,966,804        $3,718,978
=============================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


NMR OF AMERICA, INC., AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED MARCH 31,
- ------------------------------------------------------------------------------------------------------
                                                         1996              1995              1994
- ------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash (received) paid during the year for:
      Income Taxes, net of refunds
        totaling $46,052 in 1996,
        $26,474 in 1995 and
        $155,676 in 1994                             ($   13,320)      $   69,345     ($  131,237)
      Interest                                        $1,680,158       $1,187,160      $  829,419

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
    Capital lease obligations incurred
      for use of equipment                            $    ---         $    ---        $  591,517
    Capital lease obligations assumed
      in connection with acquisitions                 $1,444,779       $    ---        $    ---
    Notes payable obligation
      assumed in connection with
      acquisition                                     $4,690,296       $1,982,617      $1,475,000
    Stock issued in connection with
      acquisitions                                    $5,224,320       $  500,000      $  487,500
    Notes payable issued in connection
      with acquisition                                $    ---         $    ---        $  435,000
    Note payable obligation incurred in
      connection with acquisition
      of purchase option                              $    ---         $    ---        $  593,000
    Note payable obligation incurred in
      connection with refinancing of Bel
      Air, Maryland center debt                       $    ---         $2,493,683      $    ---
    Additions to fixed assets included
      in accounts payable and accrued
      expenses                                        $    ---         $  214,410      $    ---
    Conversion of subordinated debentures
      to common stock                                 $  123,000       $  111,999      $    ---
    Unrealized gain on marketable
      securities available-for-sale                   $    ---         $   14,208      $    ---
    Contribution to 401(k) plan                       $   36,098       $   10,061      $    ---
    Note payable incurred in connection with
      financing annual insurance premium              $  278,488       $     ---       $    ---
    Note payable incurred in connection with
      equipment upgrade financing                     $   60,000       $     ---       $    ---
    Issuance of restricted stock over
      two year vesting period                         $   94,800       $     ---       $    ---


The accompanying notes are an integral part of the consolidated financial statements.

                     NMR OF AMERICA, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                       ADDITIONAL                                                  TOTAL
                                      COMMON STOCK      PAID-IN      TREASURY STOCK     UNREALIZED   RETAINED   SHAREHOLDERS'
                                    SHARES    AMOUNT    CAPITAL     SHARES      AMOUNT    GAINS      EARNINGS      EQUITY
- ----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1993 .....  5,107,080   51,071   10,449,047  (377,326)  (1,494,117)              52,843    9,058,844
- ----------------------------------------------------------------------------------------------------------------------------
Purchase of warrants ...........                          (12,000)                                                 (12,000)
Issuance of common stock .......    150,000    1,500      486,000                                                  487,500
Net income for fiscal 1994 .....                                                                    1,367,500    1,367,500
- ---------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1994 .....  5,257,080   52,571   10,923,047  (377,326)  (1,494,117)       0   1,420,343   10,901,844
- ---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock .......    135,000    1,350      528,650                                                  530,000
Conversion of subordinated
  debentures to common stock ...     24,887      248      111,751                                                  111,999
Exercise of employee
  stock options ................                            2,187    10,250       25,625                            27,812
401(k) plan contributions ......                            4,766     2,118        5,295                            10,061
Unrealized gain on securities
  held for sale                                                                            14,208                   14,208
Net income for fiscal 1995 .....                                                                    2,433,912    2,433,912
- ---------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1995 .....  5,416,967  $54,169  $11,570,401  (364,958) ($1,463,197) $14,208  $3,854,255  $14,029,836
- ---------------------------------------------------------------------------------------------------------------------------
Purchase of common stock .......                                    (99,650)    (353,007)                         (353,007)
Issuance of common stock .......  1,260,848   12,609    5,319,120                                                5,331,729
Conversion of subordinated
  debentures to common stock ...     27,328      273      122,727                                                  123,000
Exercise of employee
  stock options ................                            5,906    12,375       30,938                            36,844
401(k) plan contributions ......                            9,736    14,521       47,955                            57,691
Unrealized gain on securities
  held for sale ................                                                          (14,208)                 (14,208)
Net income for fiscal 1996 .....                                                                    1,777,377    1,777,377
- ---------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1996 .....  6,705,143  $67,051  $17,027,890  (437,712) ($1,737,311)      $0  $5,631,632  $20,989,262
===========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Its Significant Accounting Policies

THE COMPANY -- NMR of America, Inc., and Subsidiaries (the "Company") is engaged in installing and maintaining imaging systems used for diagnostic purposes in offices operated by private physicians.

CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of NMR of America, Inc., its wholly-owned subsidiaries and certain limited partnerships in which the Company is a general partner. All material intercompany balances and transactions have been eliminated. As general partner, the Company is subject to all the liabilities of a general partner and as of March 31, 1996, is entitled to share in partnership profits, losses and distributable cash as follows:

                                                           COMPANY SHARE OF
                                                          PROFITS, LOSSES AND
                    PARTNERSHIP                              DISTRIBUTIONS
                    -----------                           -------------------
      NMR Associates I (Union, New Jersey)                        64%
      MR Associates I (Philadelphia, Pennsylvania)                98%
      MR Associates of Allentown (Allentown, Pennsylvania)        96%
      MR Associates of Morristown (Morristown, New Jersey)        94%
      MR Partners of Greenbelt (Seabrook, Maryland)               87%
      MR Associates of Chicago (Chicago, Illinois)                87%
      Garden State Imaging Partners (Marlton, New Jersey)         91%
      Harford County Imaging Partners (Bel Air, Maryland)         63%
      Accessible MRI (Chicago, Illinois)                          80%
      Golf MRI Center (Des Plaines, Illinois)                     75%
      Diagnostic Imaging Center (Des Plaines, Illinois)           75%


The Company owns a 100% interest in imaging centers located in Chicago, Elgin, Libertyville, and Oak Lawn, Illinois as well as Cape Coral, Naples, Sarasota and Titusville, Florida. The Company owns a 38% interest in an Austin, Texas limited partnership, which is accounted for using the equity method (See Note 13). The Company is also paid a monthly management fee based on patient cash collections and/or patient volume under management agreements with certain of the partnerships.


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

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Its Significant Accounting Policies (continued)

RECLASSIFICATION -- Certain prior year items have been reclassified to conform to the current year presentation.


USE OF ESTIMATES -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual and other allowances, income taxes, contingencies and the useful lives of equipment. Actual results could differ from those estimates. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations.

CASH AND CASH EQUIVALENTS -- For financial statement purposes cash equivalents include short-term investments with an original maturity of ninety days or less. At March 31, 1996 and 1995, respectively, the Company had investments in money market accounts and certificates of deposit of $1,792,251 and $729,759. Cash and cash equivalents includes $571,477 and $1,673,598 as of March 31, 1996 and 1995, respectively, representing funds of the various partnerships.


MARKETABLE SECURITIES -- The Company adopted effective April 1, 1994, Statement of Financial Accounting Standards No. 115, ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities". SFAS 115 requires a more detailed disclosure of debt and equity securities held for investment, the methods to be used in determining fair value and when to record unrealized holding gains and losses in earnings or in a separate component of shareholders' equity. Debt securities for which the Company does not have the intent or the ability to hold to maturity are classified as available-for-sale along with the Company's investments in equity securities. Securities available for sale are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. Any realized gains and losses are determined on the specific identification method. In accordance with SFAS 115, prior year financial statements have not been restated to reflect the change in accounting method. The cumulative effect as a result of adopting SFAS 115 in fiscal 1995 was not material.

PROPERTY AND EQUIPMENT -- Property and equipment are being depreciated for financial accounting purposes using the straight-line method over their respective estimated useful lives ranging from three to ten years. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term, typically 10 years. Upon

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Its Significant Accounting Policies (continued)

retirement or other disposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

ORGANIZATIONAL COSTS -- The Company capitalizes costs associated with the organization of the various limited partnerships and Company-owned centers. Such costs are amortized on a straight-line basis over a five-year period beginning with the commencement of operations at each location.

COST IN EXCESS OF NET ASSETS ACQUIRED -- The excess of the purchase price over the fair market value of net assets acquired is being amortized using the straight-line method over 20 years. As of March 31, 1996 and 1995, accumulated amortization amounted to $694,783 and $274,544, respectively.

The Company periodically reviews goodwill to assess recoverability based upon expectations of undiscounted cash flows and operating income of each consolidated entity having a material goodwill balance. An impairment would be recognized in operating results, based upon the difference between each consolidated entities' respective undiscounted cash flows and the carrying value of the related costs in excess of net assets acquired, if a permanent diminution in value were to occur.


401(k) PLAN -- The Company maintains a 401(k) savings plan under which the Company matches one-half of employee contributions to purchase the Company's common stock and one-quarter of employee contributions to purchase other plan investments, up to 6% of qualified earnings and subject to Internal Revenue Service limitations. Company matching contributions for fiscal 1996 have utiliized treasury stock. Plan expenses amounted to $36,098 and $10,061 in fiscal 1996 and 1995, respectively.


EARNINGS PER SHARE -- Earnings per share is computed on the basis of the weighted average number of common shares outstanding and dilutive common stock equivalents. Common stock equivalents consist of stock options and warrants. For the year ended March 31, 1994, earnings per share is computed on the basis of the weighted average number of common shares outstanding during each year as the Company's common stock equivalents had an anti-dilutive effect. The shares issued by the Company in connection with the purchases of Oak Lawn Imaging Center, Golf MRI Center, Diagnostic Imaging Center, Morgan Medical Holdings, Inc. and Central Diversey MRI Center were considered outstanding from the date of acquisition.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Its Significant Accounting Policies (continued)

The Convertible Subordinated Debentures are not common stock equivalents and are not included in the calculation of primary earnings per share. The debentures were also not assumed converted for purposes of calculating fully diluted earnings per share for the year ended March 31, 1994, as such conversion would have been antidilutive for such year.

The number of common shares used to compute primary and fully diluted net income per share are as follows:

                             1996           1995            1994
                             ----           ----            ----
      Primary             5,870,494       5,017,952       4,757,102
      Fully Diluted       6,324,716       5,589,900       4,757,102

NEW ACCOUNTING STANDARDS -- Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") is effective for the Company's year ending March 31, 1997. The Company believes that the adoption of SFAS 121 will not have a material effect on the Company's financial position or results of operations.


Statement of Financial Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" ("SFAS 123") encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. The Company currently follows, and expects to continue to follow, the provisions of Accounting Principle Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations to account for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Although the Company is permitted to continue to follow the provisions of APB 25 under SFAS 123, certain pro forma disclosure, to reflect the impact on reported earnings, will be required beginning with the Company's fiscal year ending March 31, 1997, as if the Company has accounted for its stock options in accordance with the fair value method under SFAS 123.


2. Due from Affiliated Physician Associations

For consolidated centers which the Company developed, it has entered into agreements with physicians engaging in business as professional associations ("Physicians") pursuant to which the Company maintains and operates imaging systems in offices operated by the Physicians. The agreements have terms of up to six years and are renewable at the option of the Company. The Physicians' principal, Dr. David L. Bloom, is a

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Due from Affiliated Physician Associations (continued)

director of the Company. Under the agreements, Physicians has agreed to be obligated to contract for radiological services at the centers and to sublease each facility. The Company is obligated to make necessary leasehold improvements, provide furniture and fixtures and perform certain administrative functions relating to the provision of technical aspects of the centers operations for which Physicians pays a quarterly fee composed of a fixed sum based on the cost of the respective imaging system installed, including the related financing costs, a charge per invoice processed and a charge based upon system usage for each Company installed imaging system in operation. These fees, net of a contractual allowance based upon Physicians ability to pay after physicians have fulfilled their obligations under facility subleases and radiological service contracts as set forth above, constitute the Company's revenue, net for developed sites.

For consolidated centers which the Company has acquired, subsidiaries of the Company have entered into agreements with unaffiliated professional corporations to provide radiological services under Dr. Bloom's administration. Accordingly, revenue, net for acquired centers consists of patient billings adjusted for contractual and other allowances which have been negotiated with various third-party payers. Fees paid to radiologists at these centers are reflected as a component of medical supplies and other operating expense in the accompanying statements of income.

Certain revenues are subject to audit and retroactive adjustment by third party payers. The Company is aware of no pending audits or proposed adjustments and no provisions for estimated retroactive adjustments have been provided.

3. Short-term Investments

Short-term investments at March 31, 1996 and 1995 are stated at cost plus accrued interest and consist of certificates of deposit having original maturities of greater than three months but not in excess of one year.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Marketable Securities


Marketable securities classified as available-for-sale are as follows:


                                                    GROSS          FAIR
                                                  UNREALIZED      MARKET
                                      COST           GAINS         VALUE
                                   ----------     ----------    ----------
   March 31, 1995

Available-For-Sale:
  U.S. Government obligations      $1,111,435     $   14,208    $1,125,643
                                   ==========     ==========    ==========

At March 31, 1995, all investments in debt securities had maturities of less than one year.

5. Property and Equipment

Property and equipment stated at cost are set forth below:

                                                         MARCH 31,
  --------------------------------------------------------------------------
                                                    1996            1995
  --------------------------------------------------------------------------
  Diagnostic equipment                           $18,328,154     $19,260,564
  Diagnostic equipment under capital leases        2,272,367       1,402,367
  Leasehold improvements                           4,978,901       4,486,404
  Leasehold improvements under capital leases        210,000
  Land and buildings                               1,353,569       1,353,569
  Equipment                                        3,766,268       3,600,164
  Equipment under capital leases                     290,000
  Furniture and fixtures                             632,792         616,519
  Construction in progress                             ---           640,546
  --------------------------------------------------------------------------
                                                 $31,832,051     $31,360,133
  ==========================================================================

Depreciation expense for the years ended March 31, 1996, 1995 and 1994 amounted to $2,444,896, $2,527,773 and $2,197,181, respectively.

Accumulated amortization relating to property and equipment under capital leases at March 31, 1996 and 1995 was $881,674 and $510,570, respectively.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment (continued)

The following is a schedule by fiscal year of the minimum future lease payments under capital leases as of March 31, 1996:

            Year ending March 31,

                    1997                          $  731,728
                    1998                             601,886
                    1999                             487,624
                    2000                             176,043
                    2001                               ---
                 Thereafter                            ---
- -------------------------------------------------------------------------------
            Total minimum lease payments           1,997,281
       Less:  amount representing
                 interest (imputed at an average
                 Rate of 7.9%)                       231,841
- -------------------------------------------------------------------------------
            Present value of
              minimum lease payments               1,765,440
            Less current installments                612,985
- -------------------------------------------------------------------------------
            Obligations under capital leases,
              less current installments           $1,152,455
===============================================================================


6. Long-Term Investments

Long-term investments at March 31, 1996 are stated at cost plus accrued interest and consist of certificates of deposits maturing in April and May 1997.

7. Convertible Subordinated Debentures


In July 1986, the Company completed a public offering of 8% Convertible Subordinated Debentures of $4,000,000 due 2001 and received $3,365,000, net of underwriting discount and other expenses. The debentures are redeemable at a declining premium after July 1988, contain a mandatory sinking fund provision calculated to retire 90% of the debentures before maturity at a rate of 10% per year commencing in July 1992, and are convertible into the Company's common stock at any time prior to maturity at $4.50 per share. As of March 31, 1996, $1,956,000 of the debentures have been converted into the Company's common stock. Under the provisions of the indenture, the Company has not been required to meet its sinking fund requirement as a result of the cumulative debenture conversions and does not expect to make a sinking fund payment until July of 1996.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Notes and Mortgage Payable


Notes and mortgage payable consist of the following:

                                                    March 31,       March 31,
                                                      1996            1995
- -------------------------------------------------------------------------------
Mortgage payable to bank (A)                      $   517,169     $   524,065
Allentown equipment note payable to bank (B)        1,561,907       1,980,952
Note payable for acquisition of limited
 partnership interests (C)                          1,029,343       1,861,835
Oak Lawn equipment note payable to bank (D)         1,218,476       1,334,594
Bel Air equipment note payable (E)                  2,520,116       2,705,136
Notes payable from Morgan acquisition (F)           3,612,007
Notes payable from other acquisitions (G)           2,637,360       2,455,856
Other notes payable for equipment, equipment
 upgrades and leasehold improvements (H)            2,843,300       2,357,779
- -------------------------------------------------------------------------------
Total                                              15,939,678      13,220,217
Less, current installments                          4,911,031       2,769,098
- -------------------------------------------------------------------------------
Notes and mortgage payable less current
 installments                                     $11,028,647     $10,451,119
===============================================================================

(A) The Company has a thirty-year mortgage collateralized by the Union, New Jersey imaging center land and building. The mortgage bears interest at a variable rate, adjusted annually based on the one-year Treasury bill rate plus 2.75% (8.5% at March 31, 1996) and matures October 2019. The current monthly payments are $4,310, including interest.

(B) During the year ended March 31, 1992, the Company completed an upgrade at its Allentown, Pennsylvania center which included both new imaging equipment, related leasehold improvements and a five year prepaid equipment maintenance agreement aggregating approximately $3,200,000. The Company financed these amounts using a note payable (the "Note") over a five year term which commenced in August 1992. The Note requires monthly installments of $38,095 plus interest and a balloon payment of $952,395 due in July 1997. The Note bears interest at a variable rate equal to the bank's prevailing prime rate plus one-half percent (8.75% at March 31, 1996), however, the Note provides an option to fix the interest rate at any time during the term. The Note is collateralized by substantially all of the assets of the MR Associates of Allentown partnership. Effective for fiscal 1994, the Note's financial covenants were modified requiring the Partnership to meet two debt coverage ratios, as defined, as of March 31 of each fiscal year through the expiration of the Note.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Notes and Mortgage Payable (continued)


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

(D) In January 1994, the Company assumed a five year $1,475,000 note payable to a bank which bears interest at a variable rate equal to the bank's prevailing prime rate plus one percent (9.25% at March 31, 1996). Monthly payments, including principal and interest, for the first three years of the note are fixed at $20,000, and $45,894 thereafter. The note is collateralized by substantially all of the equipment of the Oak Lawn Imaging Center.


(E) In December 1994, the Company refinanced the imaging equipment and leasehold improvement debt of its Bel Air, Maryland center with a remaining principal balance of $2,493,683 as of the date of the refinancing. In conjunction with the refinancing, the Company also financed the cost of upgrades to its MR and nuclear medicine equipment with an aggregate cost of $238,614. The Company incurred a prepayment penalty of $15,945 in conjunction with the refinancing, which was included as a component of other expense (income), net in the accompanying statement of income for the year ended March 31, 1995. The note payable obligation, aggregating $2,748,242 of principal is payable over a seven year term due January 2001, bears interest at 11.25% and requires fixed monthly payments of $40,000, including interest, during the first 24 months and $61,465, including interest, for the remaining term. The note is collateralized by the related imaging equipment.

(F) In September 1995, in connection with the acquisition of Morgan Medical Holdings, Inc. ("Morgan") the Company assumed Morgan's existing equipment debt obligations, aggregating $4,018,574. These notes bear interest at rates ranging from 7.36% to 11.5% and require monthly payments ranging from $623 to $33,335, including interest. The notes are payable over varying terms with the last note due in September 1999. One of the notes restricts the Company's ability to pay dividends. The foregoing notes are collateralized by the respective centers' imaging equipment.


(G) In January 1995, in connection with the acquisition of Golf MRI L.P. and Diagnostic Imaging Center L.P. the Company consolidated and refinanced the centers' existing equipment debt obligations,

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Notes and Mortgage Payable (continued)

     aggregating $1,823,167, using a five year bank term note bearing interest at a variable rate equal to the bank's prevailing prime rate plus one percent (9.25% at March 31, 1996). The note requires monthly installments of $37,708, including interest, and is due on March 31, 2000. In addition, the Company assumed $34,450 of notes payable to former limited partners of Diagnostic Imaging Center which bear interest at a rate of 10%, require quarterly payments of $8,612 plus interest which were paid in December 1995, and a $125,000 two year note payable to the former general partner, which does not bear interest. The Company financed $550,000 of the cash portion of the acquisition price with a bank using a five year term note bearing interest at a variable rate equal to the bank's prevailing prime rate plus one percent (9.25% at March 31, 1995). The note requires monthly installments of $11,721, including interest, and is due on March 31, 2000. The note agreement requires the Company to meet certain financial ratios as of March 31 of each year the agreement is in effect. The foregoing bank notes are collateralized by the center's imaging equipment.


     In January 1996, in connection with the acquisition of the assets of Central Diversey MRI Center, Inc. the Company assumed a $631,784 note payable bearing interest at 10% due September 1999. The note is collateralized by cash deposits totaling $120,000 (included in other assets) and the center's diagnostic equipment and requires monthly installments of $16,894, including interest.

(H) Included in other debt obligations is $2,091,274 and $1,312,046 at March 31, 1996 and 1995, respectively, of various notes payable relating to the purchase of equipment, equipment upgrades and leasehold improvements. These notes bear interest at rates ranging from 8.9% to 11.8% and require monthly payments ranging from $1,106 to $18,082, including interest. The notes are payable over varying terms of four and five years with the last note due September 2000. The notes are primarily collateralized by the related imaging equipment.

     Included in other debt obligations is $664,161 and $1,045,733 at March 31, 1996 and 1995, respectively of various notes payable relating to the acquisition of the Des Plaines, Oak Lawn and Libertyville, Illinois imaging centers and a purchase option related to the general partner interest in MR Associates of Chicago. These notes bear interest at rates ranging from 7.0% to 9.0%, and have varying terms of two to five years. The payment

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Notes and Mortgage Payable (continued)


     terms are primarily monthly and range from $3,554 to $13,294, including interest.

As of March 31, 1996, the Company has $6,360,573 outstanding obligations with certain financial institutions under agreements which include a material adverse change in financial condition or other similar subjective acceleration clauses.

Aggregate maturities of the Company's notes and mortgage payable for fiscal years 1997 through 2001 and thereafter are as follows: 1997--$4,911,031; 1998-- $4,763,865; 1999--$3,459,298; 2000--$1,684,933; 2001--$648,838; thereafter
$471,713.


9. Shareholders' Equity


AUTHORIZED STOCK

The Board of Directors is authorized to issue, without further action by the shareholders, 500,000 shares of preferred stock, par value $.05, and to fix and alter the rights related to such stock. The Company has a Shareholders' Rights Plan (described below) which may require the issuance of Series A Preferred Stock, $.05 par value, in connection with the exercise of certain stock purchase rights. At March 31, 1996, there were no shares of preferred stock issued or outstanding.


On October 25, 1995 the Board of Directors authorized a common stock repurchase program whereby the Company can purchase up to $1,000,000 of its outstanding common stock from time to time in the open market. The shares will be held as treasury shares for reissuance upon the exercise of employee stock options, warrants and other convertible securities. The timing of purchases and the number of shares purchased will depend upon prevailing market prices and other market conditions. During the year ended March 31, 1996, under the 1995 repurchase program, the Company purchased 99,650 shares of its outstanding common stock at an aggregate cost of $353,007. As of March 31, 1996 the Company's cumulative stock purchases, net of reissuance of 39,614 shares, amounted to 437,712 shares with an aggregated cost of $1,737,311.


SHAREHOLDERS' RIGHTS PLAN

Under the Shareholders' Rights Plan each outstanding share of the Company's common stock has attached to it one stock purchase right. These rights will continue to be represented by and trade with the

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Shareholders' Equity (continued)


Company's common stock certificates unless and until certain takeover-related events occur. Following such events, each right will become exercisable to purchase one one-hundredth of a share of Series A Preferred Stock, par value $.05, at an exercise price of $15 per one one-hundredth share subject to adjustment. In the event any person acquires beneficial ownership of 15% or more of the outstanding common shares, (i) each right will be exercisable, for a sixty-day period following the announcement of such acquisition, to purchase the Company's common stock or common stock equivalent having a market value equal to two times the exercise price and (ii) prior to such exercise the Company's Board of Directors, may, at its option exchange outstanding rights to shares of common stock at an exchange ratio of one share for each right. The Shareholders' Rights Plan further provides that if, after the occurrence of such an acquisition, the Company is merged into any other corporation or 50% or more of the Company's assets are sold, each right will be exercisable to purchase common shares of the acquiring corporation having a market value equal to two times the exercise price. The rights expire on December 23, 2002, and are subject to redemption by the Company's Board of Directors at $.01 per right at any time prior to the first date upon which they become exercisable to purchase common shares.

STOCK OPTIONS AND EMPLOYEE STOCK GRANTS

The Company maintains an Incentive Stock Option and Non-Statutory Option Plan (the "Plan") for employees of the Company. Under the Plan, established in 1986, up to 1,000,000 shares of common stock of the Company may be issued upon the exercise of options to be granted during the ten-year term of the Plan. The exercise price of options granted is equal to the fair market value of the Company's common shares on the date of grant. Options with respect to 409,809 shares were outstanding at March 31, 1996, at an exercise price ranging from $2.25 to $6.38 per share for terms of five and ten years. As of March 31, 1996, options with respect to 219,325 shares were exercisable. During the year ended March 31, 1996, 12,375 options were exercised at exercise prices ranging from $2.25 to $3.00 per share.

In September 1995, the Company granted 10,000 unregistered shares of common stock to each of its two officers. The shares vest ratably on a quarterly basis over two years from the date of grant.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Shareholders' Equity (continued)


STOCK PURCHASE WARRANTS

As of March 31, 1996, the Company had granted warrants to purchase its common stock with the following terms:

     NUMBER
       OF                  EXERCISE                 EXPIRATION
     SHARES                 PRICE                      DATE
    -------                --------                 ----------
     50,000                 $7.00                September 26, 1996
     50,000                 $8.00                September 26, 1996
     50,000                 $3.00                August 2, 1996
     50,000                 $3.50                August 2, 1996
    100,000                 $8.00                February 6, 1997
      7,000                 $5.00                March 30, 1997
     75,000                 $3.00                November 5, 1998
     35,000                 $3.00                January 20, 1999
     25,000                 $3.09                February 23, 1999
    100,000                 $3.92                May 18, 1999
     25,000                 $5.00                September 30, 1999
    190,000                 $6.38                December 18, 2001
    -------
    757,000
    =======

In October 1994, the Company issued warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $5.00 per share to a radiology group providing services to one of its centers. These warrants have a term of five years and are exercisable from the date of grant.

In May 1994, the Company entered into an agreement with Ehrenkrantz King Nussbaum, Inc. ("EKN") under which EKN will provide financial consulting services to the Company for a term of two years. Pursuant to this agreement, EKN received warrants to purchase 100,000 shares of the Company's common stock; 50,000 warrants with an exercise price of $3.00 per share and 50,000 warrants with an exercise price of $3.50 per share. These warrants had an initial term of two years and are exercisable from the date of grant. During May 1996, the Company extended the term of the EKN financial consulting agreement and warrants for a period of three months to August 2, 1996.

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

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Shareholders' Equity (continued)


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


In March 1992, the Company issued warrants to purchase 7,000 shares of common stock at an exercise price of $5.00 per share in connection with the execution of a ground lease for one of its facilities. The warrants have a term of five years and are exercisable from the date of grant.


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


On December 19, 1991, the non-employee Directors of the Company were each granted warrants to purchase 20,000 shares (an aggregate of 140,000 shares) of common stock at $6.38 per share. These warrants have a term of ten years and are exercisable from date of the grant.

On November 6, 1990, the Board of Directors granted an officer and director of the Company warrants to acquire 75,000 shares of common stock at $3.00 per share. The warrants vested over a three year period from the date of the grant and have a term of eight years. During the year ended March 31, 1992, the Company granted the same officer and director warrants to acquire 50,000 shares of the Company's common stock with an exercise price of $6.38 per share. These warrants are exercisable from date of grant and have a term of ten years.

In May 1989, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $3.92 per share to a non-employee director of the Company. These warrants have a term of ten years and are exercisable from the date of grant.

In February 1989, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $3.09 per share to a professional association providing legal services to the Company. These warrants have a term of ten years and are exercisable from the date of grant.

10.  Income Taxes


The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ("SFAS No. 109") "Accounting for Income Taxes", which requires an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities.

As of March 31, 1996, the Company for Federal income tax purposes, has net operating loss carryforwards which begin to expire in the year 2000, of approximately $6,389,000, of which approximately $3,390,000 represent net operating losses of acquired companies. Under Section 382 of the Internal Revenue Code, the Company's acquired operating losses are subject to an annual utilization limitation of approximately $520,000.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Income Taxes (continued)

Any unutilized annual limitation may be carried forward to available future carryforward years.


Future changes in the ownership of the Company could result in additional limitations on the utilization of its net operating loss carryovers. The state tax jurisdictions in which the Company operates do not permit the carryback of net operating losses to prior years in which taxes were paid. Such state tax net operating losses were utilized to reduce the Company's fiscal 1996, 1995 and 1994 state income tax liability. For Federal income tax purposes, the Company also has investment and alternative minimum tax credits of $386,000 and $81,000, respectively, of which approximately $74,000 represents investment tax credits of an acquired company. The Company's investment tax credits begin to expire in the year 1999 and are accounted for under the flow through method. Alternative minimum tax credits do not expire.

Significant components, tax effected, of the Company's deferred tax assets and (liabilities) at March 31, 1996 and 1995 are as follows (in thousands):

                                                  1996            1995
                                                  ----            ----
Deferred tax liabilities:
  Fixed assets                                  $(1,794)        $ (1,123)
  Purchase option                                  (249)            (273)
  Cash to accrual basis                            (784)             --
                                                -------          -------
Deferred tax liabilities                         (2,827)          (1,396)
                                                -------          -------
Deferred tax assets:
  Net operating losses                            2,332            1,527
  Excess financial reporting
    partnership losses                              --               466
  Tax credits                                       466              491
  Accrued liabilities                                82              --
  Other                                              56               11
                                                -------          -------
Deferred tax assets                               2,936            2,495
Valuation allowance                                 --               --
                                                -------          -------
Net deferred tax asset                          $   109          $ 1,099
                                                =======          =======

The net decrease in the Company's valuation allowance on deferred tax assets during the year ended March 31, 1995 totaled $1,304,000.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Income Taxes (continued)


Components of the provision for (benefit from) income taxes are as follows:

                               1996          1995           1994
                               ----          ----           ----

Current:
    Federal                $   10,000     $    25,000       $ 12,000
    State                      29,421          44,284         96,000
                           ----------     -----------       --------
                               39,421          69,284        108,000
                           ----------      ----------       --------

Deferred:
    Federal                   847,000      (1,142,000)          --
    State                      70,000          43,000           --
                           ----------     -----------       --------
                              917,000      (1,099,000)          --
                           ----------      ----------       --------
                           $  956,421     $(1,029,716)      $108,000
                           ==========     ===========       ========

A reconciliation of the Federal statutory income tax rate to the Company's effective tax rate as reported is as follows:


                                            1996         1995          1994
                                            ----         ----          ----
Expected Federal income tax rate            34.0%        34.0%         34.0%
State income taxes, net of
  Federal benefit                            3.9%         6.2%          5.4%
Net operating loss carryforwards             --         (32.2%)       (33.2%)
Recognition of net deferred tax asset        --         (82.4%)         --
Other                                      ( 2.9%)        1.1%          1.1%
                                            -----        -----         ----
Effective income tax rate                   35.0%       (73.3%)         7.3%
                                            =====        =====         =====

11. Commitments and Contingencies


As of March 31, 1996, the Company has entered into noncancelable leases for eighteen offices that have imaging systems in current operation as well as operating leases for magnetic resonance imaging equipment installed in its Philadelphia, Pennsylvania and Seabrook, Maryland imaging centers and computed axial tomography equipment installed in the Seabrook, Maryland imaging center. Ten of the offices are subleased to affiliated Physicians. The office leases are generally for terms of five and ten years and include rent escalation clauses generally tied to the consumer price index and contain provisions for additional terms at the option of the tenant. By reason of the sublease arrangements, if the respective Physicians should be unable to pay the rental on the site, the Company would be contingently liable. As of March 31, 1996, the Company has subleased the operating sites to the Physicians for the base rental as stipulated in the original lease. For the years ended March 31, 1996, 1995 and 1994 the related sublease income has been offset by the lease rent expense.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Commitments and Contingencies (continued)


The following summary of non-cancelable obligations includes the sublease arrangements described above, certain equipment leases and the Company's corporate rentals. As of March 31, 1996, the aggregate future minimum lease payments and sublease rentals are as follows:

                             ORIGINAL
YEAR ENDED MARCH 31,          LEASES       SUBLEASES        NET
- -------------------          --------      ---------        ---
     1997                   $2,146,015     $  848,226   $1,297,789
     1998                    1,706,451        649,482    1,056,969
     1999                    1,118,892        529,929      588,963
     2000                      689,964        507,098      182,866
     2001                      459,330        322,617      136,713
  THEREAFTER                   315,292         99,795      215,497
- ------------------------------------------------------------------
                            $6,435,944     $2,957,147   $3,478,797
==================================================================

Effective May 31, 1993, the Company terminated its leases for corporate headquarters in Morristown, New Jersey. The Company entered into a lease agreement for new executive and administrative office space under a 66 month lease which commenced on May 19, 1993. The base agreement contains two five year renewal options. Corporate rent expense for the years ended March 31, 1996, 1995 and 1994 amounted to $116,318, $114,035, and $123,061, respectively.



During August, 1993, the Board of Directors authorized the Company to guarantee personal loans made by a bank to an officer of the Company for the purpose of purchasing the Company's common stock in the open market. The guarantee was provided to the bank in the form of certificates of deposit aggregating $75,000. The shares of common stock purchased by the officer are pledged to the Company as collateral for the continuing guarantee of the related loan.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Commitments and Contingencies (continued)



The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations, cash flows or financial condition.


12. Related Parties


During the years ended March 31, 1996, 1995 and 1994, the Company, in accordance with the related partnership agreements, allocated certain corporate overhead costs to the limited partnerships which resulted in $7,230, $7,865 and $19,982, respectively, of such costs being attributed to the minority interests.


As of March 31, 1996, the Company has notes receivable from two former officers of Morgan Medical Holdings, Inc. in the amounts of $315,625 and $35,366, including accrued interest thereon, which are included as a component of other current assets and other assets in the Company's March 31, 1996 balance sheet. The notes bear interest at prime and are payable in eight equal semi-annual principal installments, plus interest, commencing March 15, 1996. The notes are collateralized by a pledge of the Company's common stock which is owned by the individuals, one of whom now is an employee of the Company. Subsequent to March 31, 1996, the loan for $315,625 plus interest was paid in full.


The Company has a consulting agreement with a member of the Board of Directors. The consulting agreement has a one year term expiring on December 31, 1996, and provides compensation of $77,000 per annum.


13.  Imaging Center Matters


During the first quarter of fiscal 1996 the Company temporarily ceased operations at its Union, New Jersey facility in order to replace the center's existing magnetic resonance imaging equipment, which was installed in 1984. The new system was installed during June 1995 and became operational in early July 1995. The project was completed for an aggregate cost of approximately $910,000, which includes the cost of related leasehold improvements, diagnostic imaging equipment and related upgrades. The Company financed the equipment and related leasehold improvements in the form of a five year note payable.

The Company's Greenbelt, Maryland magnetic resonance imaging center facility lease expired on January 31, 1995. The Company constructed a new center offering both magnetic resonance and CT imaging which opened April 1995. The Company financed the cost of equipment, totaling $918,750, using an operating lease and financed the $672,546 cost of

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Imaging Center Matters (continued)


related leasehold improvements using a term note. The Greenbelt lease required the Company to repair damage caused by the removal of equipment at that location. In lieu of performing such repairs, the Company paid $51,600 to obtain the landlord's full release from such obligations. This amount is reflected in the fiscal 1995 statement of income as a component of other income, net.

The Company's Austin, Texas center was closed during December 1995. The center operated pursuant to a limited partnership agreement (the "Austin Partnership") which was scheduled to expire on January 31, 1996, but was extended by the governing board of the partnership for the purpose of liquidating and distributing the remaining assets of the Austin Partnership. It is anticipated that such liquidation will be completed during fiscal 1997 and will not have a material impact on the results of operations or liquidity of the Company.


Effective January 1, 1996, the Company acquired the remaining 10% ownership interest in Oak Lawn Imaging Center which increased the Company's ownership percentage to 100%. As consideration for the acquisition, the Company issued 35,000 unregistered shares of its common stock.

14.  Quarterly Consolidated Financial Information (Unaudited)


     The following is a summary of unaudited quarterly consolidated financial results for the years ended March 31:


                                (000's omitted, except for per share amounts)
                                ---------------------------------------------
     1996                       1ST QTR      2ND QTR      3RD QTR     4TH QTR
                                -------      -------      -------     -------
Revenue, net                     $4,771      $5,289       $6,754       7,020
Operating income                    709       1,068        1,378       1,544
Net income                          238         355          554         630

Per fully diluted
  common share (1):
Net income                          .05         .07          .09         .10

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. Quarterly Consolidated Financial Information (Unaudited)(continued)


        1995                            1ST QTR   2ND QTR  3RD QTR    4TH QTR(2)
                                        -------   -------  -------    -------

        Revenue, net                     $4,437    $4,299   $4,376    $4,875
        Operating income                  1,082       920      865       227
        Net income                          622       501      382       929

        Per fully diluted
          common share (1):

        Net income                          .13       .10      .08       .18

     ----------

    (1) Quarterly income per fully diluted common share does not equal the annual amount due to changes in the common and equivalent shares outstanding.

    (2) The Company's fourth quarter consolidated financial results include (i) a non-recurring $560,000 adjustment to write-down the carrying value of certain fixed assets (see Note 15) and (ii) the recognition of the Company's net deferred tax asset in the amount of $1,099,000 (see Note
        10).

Quarterly results are generally effected by the timing of acquisitions, including limited partner interests, and the number of operating days in the quarter.


15. Acquisitions


Effective January 1, 1996, the Company completed its acquisition of substantially all of the operating assets of Central Diversey MRI Center, Inc. ("CD MRI") which operates a magnetic resonance imaging center located in Chicago, Illinois. As consideration for the acquisition, NMR paid $80,000 in cash at closing to the selling shareholders and issued 10,000 unregistered shares of NMR common stock which are subject to a two-year holding period restriction. In conjunction with the transaction, NMR acquired substantially all of CD MRI's operating assets, which consist primarily of magnetic resonance imaging equipment, related leasehold improvements, office equipment and deposits on the MRI related equipment aggregating $120,000 which are pledged as collateral therefor. In addition, NMR assumed certain trade accounts payable of Central Diversey aggregating $90,000 and MRI related equipment debt, subject to existing collateral, totaling approximately $632,000 of outstanding principal as of January 1, 1996. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at the fair value at the date of acquisition. The Company recorded $429,333 of excess cost over

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. Acquisitions (continued)


fair value of the assets which is being amortized over twenty years on a straight line basis.

On March 13, 1995, the Company announced that its Board of Directors had approved an agreement, providing for the acquisition of Morgan Medical Holdings, Inc. ("Morgan"). A definitive merger agreement was executed on April 11, 1995. The transaction was approved by the shareholders of Morgan and the Company on September 14, 1995 and became effective September 15, 1995. Morgan provides diagnostic imaging equipment, facilities and management services to physicians through four outpatient centers located in the Florida cities of Cape Coral, Naples, Sarasota and Titusville. Pursuant to the terms of the acquisition, Morgan shareholders received 1,195,848 shares of the Company's common stock in the transaction. Under the terms of the merger agreement, the Company exercises control over the voting rights of Morgan's largest shareholder for a period of three years. The Company accounted for the transaction as a purchase and, accordingly, the acquired assets and liabilities were recorded at their fair values at the date of acquisition. In conjunction with the transaction, the Company recorded $6,356,132 of costs in excess of fair value which will be amortized over twenty years on a straight line basis.


Effective January 1, 1995, the Company acquired, approximately 75% of the general and limited partnership interests of Diagnostic Imaging Center, L.P. ("DIC") and Golf MRI Center, L.P. ("Golf MRI")(collectively the "Centers"). These limited partnerships collectively operate a multi-modality imaging center located in Des Plaines, Illinois. As consideration for the acquisition, the Company paid $1,050,000 in cash and issued 125,000 unregistered shares of the common stock of the Company and assigned a fair value of $500,000. In conjunction with the acquisition, the Company entered into agreements with the Center's radiologist to provide radiologic and other administrative services to the Centers for three year terms. In addition, the Company consolidated and refinanced the Centers' existing debt obligations, aggregating $1,823,167. The acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the date of acquisition. The excess of the cost over the fair value of the net assets acquired of $2,114,693 is being amortized over twenty years on a straight line basis.


Effective January 1, 1995, the Company acquired the operations of a magnetic resonance imaging center located in Libertyville, Illinois ("Libertyville"). As consideration for the acquisition, the Company acquired certain of the seller's assets and assumed certain liabilities. In addition, the Company agreed to pay deferred consideration of up to

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. Acquisitions (continued)

$300,000 which was conditioned upon the center achieving certain levels of revenue during calendar 1995 which were not attained resulting in no additional consideration being paid. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities have been recorded at their fair value at the date of acquisition. The excess of the cost over the fair value of the net assets acquired was not material.

The Company's consolidated financial statements for the year ended March 31, 1996 include the results of operations of Morgan and CD MRI from the September 15, 1995 and January 1, 1996 effective dates of such transactions, respectively. The Company's consolidated financial statements for the year ended March 31, 1995, do not include the results of operations of Morgan or CD MRI and include the results of operations of Golf MRI, DIC and Libertyville ("Historical Acquisitions") from the January 1, 1995 effective date of such transactions. The following summarizes the unaudited proforma results of operations for the years ended March 31, 1996 and 1995, assuming all of the foregoing acquisitions had occurred on April 1, 1995 and 1994 (in thousands, except per share data):

                                                 FISCAL 1996
                               -------------------------------------------------
                                                 (unaudited)
                                                                     NMR
                                                                   Including
                                  NMR            Including         Historical
                                Including        Historical       Acquisitions,
                                Historical      Acquisitions      Morgan and
                               Acquisitions      and Morgan         CD MRI
                               (Unaudited)       (Unaudited)      (Unaudited)
                               ------------     ------------     ------------
Revenue, net                      $21,844          $26,435         $27,300
Operating income                  $ 3,903          $ 5,437         $ 5,773
Income before
 income taxes                     $ 2,080          $ 3,189         $ 3,452
Income before extraordinary
  item and cumulative effect
  of change in accounting
  principle                       $ 1,342          $ 2,033         $ 2,257
Fully diluted net
  income per share                $   .21          $   .31         $   .35

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. Acquisitions (continued)

                                               FISCAL 1995 (1)
                               ----------------------------------------------
                                                 (unaudited)
                                                                     NMR
                                                                   Including
                                   NMR           Including        Historical
                                Including        Historical       Acquisitions,
                                Historical      Acquisitions      Morgan and
                               Acquisitions      and Morgan         CD MRI
                               (Unaudited)       (Unaudited)      (Unaudited)
                               ------------     ------------     ------------

Revenue, net                      $20,707          $25,962          $26,665
Operating income                  $ 3,637          $ 5,336          $ 5,647
Income before
 income taxes                     $ 1,673          $ 2,934          $ 3,086
Income before extraordinary
  item and cumulative effect
  of change in accounting
  principle                       $ 2,716          $ 3,806          $ 3,936
Fully diluted net
  income per share                $   .51          $   .58          $   .60

- -----------

(1) The Company's fiscal 1995 pro forma financial results include (i) a non-recurring $560,000 adjustment to write-down the carrying value of certain fixed assets (see Note 16) and (ii) the recognition of the Company's net deferred tax asset in the amount of $1,099,000 (see Note 10).

16.  Asset Write-down

The Company's results of operations for the fourth quarter of fiscal 1995 includes a charge to expense of approximately $560,000 representing the remaining net book value of the diagnostic imaging equipment of the Company's Elgin, Illinois imaging center which are no longer believed to be recoverable from the center's future operations. The center has operated at a loss since it opened in May 1992. The impact of this charge on fiscal 1995 and fourth quarter net income, net of the related tax benefit, was approximately ($338,000) or ($.06) per share. The Company intends to utilize the facility to perform certain regional administrative functions and to perform limited diagnostic imaging procedures at reduced staffing levels in the future.

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Fair Value of Financial Instruments


The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                               March 31, 1996
                                        -------------------------------
                                           Carrying
                                            Amount          Fair Value
                                        --------------    -------------
Assets:
  Cash and cash equivalents             $ 3,782,315        $ 3,782,315
  Short-term investments                    663,660            663,660
  Long-term investments                     192,000            192,000
  Due from affiliated physician
   associations and patient
   receivables, net                      14,182,008         14,182,008
Liabilities:
  Notes payable                         $15,939,678        $15,977,899
  Capital lease obligations               1,765,440          1,765,541
  Convertible debentures                  1,975,752          1,849,578

The carrying amounts of cash and cash equivalents, short-term investments, long-term investments and due from affiliated physician associations and patient receivables, net are a reasonable estimate of their fair value. The fair value of the Company's notes payable, capital lease obligations and convertible debentures are based upon a discounted cash flow calculation utilizing rates under which similar borrowing arrangements can be entered into.


18. Subsequent Event

On May 7, 1996, the Company announced that it was in negotiations regarding a possible business combination with Medical Resources, Inc. ("Medical Resources"). A definitive merger agreement was executed on May 20, 1996 which is the subject to the merger conditions set forth below. Medical Resources provides diagnostic imaging equipment, facilities and management services to physicians through nineteen outpatient centers located in New York, New Jersey and Florida. Pursuant to the terms of the acquisition, 0.6875 shares of Medical Resources common stock would be issued for each outstanding share of NMR. The merger is subject to certain conditions including shareholder and regulatory approval and certain third party consents. Senior

NMR OF AMERICA, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Event (continued)

management of the combined company would be composed of the current executives of Medical Resources with NMR's current executive officers, Joseph G. Dasti and John P. O'Malley III serving as consultants to the combined company. The closing of the merger is anticipated to occur in the third quarter of fiscal 1997, although there can be no assurance that the transactions will be completed as contemplated or that it will occur when anticipated.

In June 1996, the Company entered into a line of credit agreement with a lender for an amount up to $4,000,000. Borrowing under the line of credit will bear interest at a rate of one and one-half percent over the lender's prime rate and will be collateralized by the Company's receivables.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NMR OF AMERICA, INC.

                                            By   /S/ JOSEPH G. DASTI
                                               -----------------------------

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

SIGNATURE                               TITLE                       DATE
- ---------                               -----                       ----

/S/JOSEPH G. DASTI             President and Director           June 26, 1996
- -------------------------      (Principal Executive Officer)
Joseph G. Dasti


/S/ JOHN P. O'MALLEY III       Executive Vice President-        June 26, 1996
- -------------------------      Finance (Principal Financial
John P. O'Malley III           and Accounting Officer)


/S/ DONALD W. ARTHUR           Director                         June 26, 1996
- --------------------------
Donald W. Arthur

/S/ DAVID L. BLOOM, M.D.       Director                         June 26, 1996
- --------------------------
David L. Bloom, M.D.

/S/ JOHN A. FARAONE            Director                         June 26, 1996
- --------------------------
John A. Faraone

/S/ JOSEPH ZAPPALA             Director                         June 26, 1996
- --------------------------
Joseph Zappala

                                 EXHIBIT INDEX

                              NMR OF AMERICA, INC.

                          Annual Report on Form 10-KSB
                      for Fiscal Year Ended March 31, 1996


EXHIBIT NO.            DESCRIPTION


  2           Agreement and Plan of Merger dated as
              of May 20, 1996 by and among Medical
              Resources, Inc, MRI Sub, Inc. and
              Registrant +


  3      (i)  Certificate of Incorporation **

        (ii)  Certificate of Ownership of NMR of
              Delaware, Inc. ****

       (iii)  By-laws ****

  4           Indenture dated as of July 1, 1986
              between Company and The Trust Company
              of New Jersey including form of
              Debenture **

 10      (i)  Form of 8% Subordinated Note **

        (ii)  Agreement between Image Sub, Inc. and
              Imaging Associates, P.A., and
              amendments thereto **

       (iii)  Certificate and Agreement of Limited
              Partnership of NMR Associates I, a New
              Jersey limited partnership **

        (iv)  Certificate and Agreement of Limited
              Partnership of MR Associates I, a
              Pennsylvania limited partnership **

         (v)  Certificate and Agreement of Limited
              Partnership of MR Associates of
              Allentown, a Pennsylvania limited
              partnership **

        (vi)  Certificate and Agreement of Limited
              Partnership of MR Associates of
              Morristown, a New Jersey limited
              partnership **

       (vii)  1986 Incentive Stock Option and Non-
              statutory Option Plan **

      (viii)  Certificate of Limited Partnership of
              MR Partners of Greenbelt, a Maryland
              limited partnership **

EXHIBIT NO.            DESCRIPTION

        (ix)  Certificate and Agreement of Limited
              Partnership of MR Associates of
              Chicago, an Illinois limited
              partnership **

         (x)  Acquisition Agreement among Registrant,
              Diagnostic Network, Incorporated (DNI)
              and NMR Newco, Inc. ***

        (xi)  Plan of Reorganization and Agreement of
              Merger dated as of June 26, 1987 among
              Registrant, DNI and NMR Newco., Inc. ***

       (xii)  Rights Agreement dated as of December
              23, 1988 between Registrant and
              American Stock Transfer and Trust
              Company dated December 23, 1988 *****


      (xiii)  Amendments No. 1, 2, 3 and 4 to Rights
              Agreement between the Registrant and
              American Stock Transfer & Trust
              Company dated as of December 23, 1988+


       (xiv)  Certificate and Agreement of Limited
              Partnership of Garden State Imaging
              Partners, a Delaware limited
              partnership *******

        (xv)  Certificate and Agreement of Limited
              Partnership of Harford County Imaging
              Partners, a Delaware limited
              partnership *******

       (xvi)  Certificate and Agreement of Limited
              Partnership of Accessible MRI, a
              Delaware limited partnership *******

      (xvii)  Stock Purchase Agreement dated January
              21, 1994 among Registrant, Eduardo
              Nijensohn, M.D. and John A. Gall, M.D. ******

     (xviii)  Agreement and Plan of Reorganization,
              dated January 21, 1994, among the
              Registrant and Eduardo Nijensohn, M.D. ******


       (xix)  Second Amended and Restated Employment
              Agreement, dated December 12,
              1995 between the Registrant and
              John P. O'Malley +

EXHIBIT NO.            DESCRIPTION

        (xx)  Asset Purchase Agreement dated January
              5, 1995 by and between Advanced
              Specialty Imaging, L.P. and the
              Registrant ********

       (xxi)  Agreement to Acquire Partnership
              Interests dated February 10, 1995 among
              the Registrant, Parvez H. Shirazi and
              Golf Western Imaging Corporation ********

      (xxii)  Agreement and Plan of Merger dated
              April 11, 1995, as amended, by and
              among the Registrant, NMR Sub., Inc. and
              Morgan Medical Holdings, Inc. ***********


     (xxiii)  Asset Purchase Agreement among C.D.
              Acquisition, Inc., a wholly owned
              subsidiary of the Registrant, and Central
              Diversey M.R.I. Center, Inc ***********


      (xxiv)  Second Amended and Restated Employment
              Agreement dated December 13, 1995
              between the Registrant and Joseph G.
              Dasti +

 11           Computation of Shares Used for Earnings
              Per Share Calculation +

 21           Subsidiaries
              ------------

              Imaging Newworks, Inc.              -- Delaware
              Diagnostic Networks of Texas, Inc.  -- Texas
              Oak Lawn Imaging Center, Inc.       -- Illinois
              Oak Lawn Magnetic Resonance
                Imaging Center, Inc.              -- Illinois
              Morgan Medical Holdings, Inc.       -- Colorado
              Morgan Medical Corporation          -- Florida
              C.D. Acquisition, Inc.              -- Illinois

 23      (i)  Consent of Coopers & Lybrand, L.L.P.+

 27           Financial Data Schedules +

- ------------
* Incorporated by reference from Company's Registration Statement on Form S-18 (File No. 2-85281-NY).

** Incorporated by reference from Company's Registration Statement on Form S-1 (File No. 33-5567).

*** Incorporated by reference from Company's Current Report on Form 8-K for July 1, 1987.

**** Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1989.

***** Incorporated by reference from the Company's Current Report on Form 8-K for December 23, 1988.

****** Incorporated by reference from the Company's Current Report on Form 8-K dated January 21, 1994, as amended.

******* Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994.

******** Incorporated by reference from Company's Current Report on Form 8-K dated January 1, 1995.

********* Incorporated by reference from Company's Current Report on Form 8-K dated September 15, 1995.

********** Incorporated by reference from Company's Current Report on Form 8-K dated February 1, 1996, as amended by a report on Form 8-K/A.

*********** Incorporated by reference to Exhibit A of Joint Proxy
Statement/Prospects forming part of the Company's Registration Statement on Form S-4 (Registration No. 33-61601).

+ Filed herewith.