Form 10-Q
period 1996-06-30
NMR OF AMERICA INC
filed 1996-08-14
CIK 724141

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549
                                   Form 10-QSB
(Mark One)

    [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

    [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE EXCHANGE ACT

                   For the transition period from ____ to ____

                          Commission file number 1-9367

                              NMR of America, Inc.
                              --------------------
                     (Exact name of small business issuer as
                            specified in its charter)

            Delaware                                      22-2468314
 -------------------------------               --------------------------------
 (State or other jurisdiction of               (IRS EmployerIdentification No.)
 incorporation or organization)

             430 Mountain Avenue Murray Hill, New Jersey 07974-2732
             ------------------------------------------------------
                    (address of principal executive offices)

                                 (908) 665-9400
                           ---------------------------
                           (Issuer's telephone number)

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     YES    X                            NO
                        ---                                ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                  YES                                 NO
                        ---                                ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 30, 1996 - 6,284,346

NMR of America, Inc., and Subsidiaries

                          PART I. Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of
          Operation

                           PART II. Other Information

Item 6.  Exhibits and reports on Form 8-K


         Exhibit 11.  Computation of Shares Used For Earnings Per
                      Share Calculation

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets
                                              June 30,        March 31,
                                               1996             1996
                                            -----------      -----------
                                            (unaudited)

Assets

Current assets:
    Cash and cash equivalents               $ 2,072,925      $ 3,782,315
    Marketable securities                       289,125
    Short-term investments                    1,830,405          663,660
    Due from affiliated physician
       associations, net                     14,946,978       14,182,008
    Other current assets                      1,301,461        1,442,394
                                            -----------      -----------
      Total current assets                   20,440,894       20,070,377
                                            -----------      -----------

Land, buildings and equipment                32,037,838       31,832,051
Less, accumulated depreciation
    and amortization                         18,030,369       17,381,581
                                            -----------      -----------
                                             14,007,469       14,450,470

Long-term investments                           192,000          192,000
Cost in excess of net assets
    acquired                                 10,660,167       10,804,971
Deferred income taxes                                            109,000
Other assets                                  1,231,880        1,446,868
                                            -----------      -----------
Total assets                                $46,532,410      $47,073,686
                                            ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Balance Sheets


                                              June 30,         March 31,
                                               1996              1996
                                            -----------      -----------
                                            (unaudited)

Liabilities and shareholders' equity

Current liabilities:
   Accounts payable and
     accrued expenses                       $ 4,448,686      $ 4,276,846
   Current installments on capital
     lease obligations                          604,644          612,985
   Current installments on notes and
     mortgage payable                         4,591,221        4,911,031
                                            -----------      -----------

       Total current liabilities              9,644,551        9,800,862

Deferred tax liability                           90,000
Convertible subordinated debt, net            1,890,835        1,975,752
Obligations under capital leases,
   less current installments                  1,009,479        1,152,455
Notes and mortgage payable,
   less current installments                 10,012,109       11,028,647
Minority interest in limited
   partnerships                               2,237,382        2,126,708
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value;
     authorized 30,000,000 shares,
     6,715,143 and 6,705,143 shares
     issued and outstanding at
     June 30, and March 31,
     1996, respectively                          67,151           67,051
   Additional paid-in capital                17,072,790       17,027,890
   Retained earnings                          6,220,272        5,631,632
   Less, 430,797 and 437,712 common
     shares in Treasury at June 30,
     and March 31, 1996 respectively        ( 1,712,159)     ( 1,737,311)
                                            -----------      -----------
         Shareholders' equity                21,648,054       20,989,262
                                            -----------      -----------
Total liabilities and shareholders'
  equity                                    $46,532,410      $47,073,686
                                            ===========      ===========



The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Operations (unaudited)

                                                Quarter ended June 30,
                                            ----------------------------
                                                1996            1995*
                                            -----------      -----------

Revenue, net                                $ 7,263,367      $ 4,771,293
                                            -----------      -----------
Costs and expenses:
   Payroll and related costs                  1,788,463        1,439,737
   Depreciation and amortization                796,530          653,414
   Medical supplies and other
     operating costs                          2,776,614        1,828,170
   Transaction costs                            301,140
   Other general and administrative             219,927          141,156
                                            -----------      -----------

                                              5,882,674        4,062,477
                                            -----------      -----------
Operating income                              1,380,693          708,816

Interest expense                                447,048          372,589
Other income, net                                39,810           82,075
                                            -----------      -----------
Income before minority
   interest and income taxes                    973,455          418,302
Minority interest in income of
   limited partnerships                         120,815           82,530
                                            -----------      -----------
Income before income taxes                      852,640          335,772
Provision for income taxes:
   Current                                       65,000           18,000
   Deferred                                     199,000           80,000
                                            -----------      -----------
Net income                                  $   588,640      $   237,772
                                            ===========      ===========


Per share data

Primary:

Primary net income per share                $       .09      $       .05
                                            ===========      ===========

Fully diluted:

Fully diluted net income per share          $       .09      $       .05
                                            ===========      ===========


*   Reclassified to conform to current year presentation.

The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

                                               Quarter ended June 30,
- --------------------------------------------------------------------------------
                                               1996           1995
- --------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                $  588,640     $  237,773
- --------------------------------------------------------------------------------
Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation and amortization             796,530        653,414
     Minority interest in income of
        limited partnerships                   120,815         82,530
     Deferred income taxes                     199,000         80,000
     Equity in loss from
        unconsolidated partnership                             30,939
     Gain on disposition of
       center assets                                          (62,443)
   Changes in assets and liabilities:
     Increase in amount due from
        affiliated physician
        associations, net                     (764,970)      (332,300)
     Decrease in other
        current assets                         140,933          1,245
     Decrease (increase) in other assets       172,133        (65,912)
     Increase (decrease) in accounts
        payable and accrued expenses           196,992       (150,475)
- --------------------------------------------------------------------------------
   Total adjustments                           861,433        236,998
- --------------------------------------------------------------------------------
   Net cash provided by operating
      activities                             1,450,073        474,771
- --------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

                                               Quarter ended June 30,
- --------------------------------------------------------------------------------

                                               1996           1995
- --------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of equipment                       (205,787)       (80,841)
  Purchase of short-term investments        (1,495,745)      (213,000)
  Purchase of marketable securities           (289,125)      (300,000)
  Proceeds from sale of marketable
    securities                                              1,030,000
  Proceeds from sale of short-term
    investments                                329,000        183,375
  Advance to unconsolidated partnership                       (48,000)
  Other                                         (2,716)       (17,164)
- --------------------------------------------------------------------------------
  Net cash (used in) provided by
    investing activities                    (1,664,373)       554,370
- --------------------------------------------------------------------------------
Cash flows from financing activities:
  Repayments of debt, including capital
    lease obligations                       (1,487,665)      (693,687)
  Distributions to limited partners             (7,425)        (5,730)
- --------------------------------------------------------------------------------
    Net cash used in
    financing activities                    (1,495,090)      (699,417)
- --------------------------------------------------------------------------------
Net (decrease) increase in cash
    and cash equivalents                    (1,709,390)       329,724
Cash and cash equivalents
    at April 1,                              3,782,315      3,966,804
- --------------------------------------------------------------------------------
Cash and cash equivalents
    at June 30,                             $2,072,925     $4,296,528
- --------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

                                              Quarter ended June 30,
- --------------------------------------------------------------------------------
                                               1995           1994
- --------------------------------------------------------------------------------


Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for:
      Income taxes                          $    26,925   $     3,195
      Interest                              $   402,488   $   329,249

Supplemental Schedule of Noncash Activities:

    Fixed asset additions
     included in accounts payable
     and accrued expenses                   $     ---     $   750,332
    Unrealized gain on marketable
      securities available-for-sale         $     ---     $     3,092


The accompanying notes are an integral part of the consolidated financial statements.

NMR of America, Inc., and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations since the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements, and notes thereto included in the Company's latest Annual Report on Form 10-KSB. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, as well as the results of operations and cash flows for the three months ended June 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

For consolidated centers which the Company has acquired, subsidiaries of the Company have entered into agreements with unaffiliated professional corporations to provide radiological services under Dr. Bloom's administration. Accordingly, revenue, net for acquired centers consists of patient billings adjusted for contractual and

NMR of America, Inc., and Subsidiaries
other allowances which have been negotiated with various third-party payers. Fees paid to radiologists at these centers are reflected as a component of medical supplies and other operating expense in the accompanying statements of operations.

Certain revenues are subject to audit and retroactive adjustment by third-party payers. The Company is aware of no pending audits or proposed adjustments and no provisions for estimated retroactive adjustments have been provided.

Short-term investments

Short-term investments at June 30, and March 31, 1996 are stated at cost plus accrued interest and consist of certificates of deposit having original maturities of greater than three months but not in excess of one year.

Marketable securities

Marketable securities classified as available-for-sale, held-to-maturity and trading are as follows:
                                                Gross         Fair
                                              unrealized     market
                                    Cost        gains         value
                                 ----------   ----------   ----------

   June 30, 1996

Available-For-Sale:
 U.S. Government obligations     $  298,125   $   ---      $  298,125
                                 ==========   ==========   ==========


Long-term investments

Long-term investments at June 30, and March 31, 1996 are stated at cost and consist of certificates of deposit maturing in April and May 1997.

Shareholders' equity

On October 25, 1995, the Board of Directors authorized a common stock repurchase program whereby the Company can purchase up to $1,000,000 of its outstanding common stock from time to time in the open market. The shares will be held as treasury shares for reissuance upon the exercise of employee stock options, warrants and other convertible securities. The timing of purchases and the number of shares purchased will depend upon prevailing market prices and market

NMR of America, Inc., and Subsidiaries
conditions. As of June 30, 1996, the Company had repurchased 99,650 shares of its outstanding common stock at an aggregate cost of $353,007 under this program. As of June 30, 1996 the Company's cumulative stock purchases, net of reissuance of 46,529 shares, amounted to 430,797 shares with an aggregate cost of $1,712,159.

On April 9, 1986, the Company's Board of Directors adopted the 1986 Incentive Stock Option and Non-Statutory Option Plan (the "Plan") for employees of the Company. Under the Plan, up to 1,000,000 shares of the common stock of the Company may be issued upon the exercise of options to be granted during the ten-year term of the Plan. Options with respect to 572,409 shares were outstanding at June 30, 1996 at an exercise price ranging from $2.25 to $6.38 per share for the terms of between five and ten years. As of June 30, 1996, options with respect to 218,475 shares were exercisable. During the quarter ended June 30, 1996, no options were exercised.

Commitments and contingencies

The Company is from time to time involved in litigation incidental to the conduct of its business. Management and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations or financial condition.

Imaging center matters

The Company's Austin, Texas center was closed during December 1995. The center operated pursuant to a limited partnership agreement (the "Austin Partnership") which was scheduled to expire on January 31, 1996, but was extended by the governing board of the partnership for the purpose of liquidating and distributing the remaining assets of the Austin Partnership. It is anticipated that such liquidation will be completed during fiscal 1997 and will not have a material impact on the results of operations of liquidity of the Company.

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

NMR of America, Inc., and Subsidiaries

Acquisitions

Effective January 1, 1996, the Company completed its acquisition of substantially all of the operating assets of Central Diversey MRI Center, Inc. ("CD MRI") which operates a magnetic resonance imaging center located in Chicago, Illinois. As consideration for the acquisition, NMR paid $80,000 in cash at closing to the selling shareholders and issued 10,000 unregistered shares of NMR common stock which are subject to a two-year holding period restriction. In conjunction with the transaction, NMR acquired substantially all of CD MRI's operating assets, which consist primarily of magnetic resonance imaging equipment, related leasehold improvements, office equipment and deposits on the MRI related equipment aggregating $120,000 which are pledged as collateral therefor. In addition, NMR assumed certain trade accounts payable of Central Diversey aggregating $90,000 and MRI related equipment debt, subject to existing collateral, totaling approximately $632,000 of outstanding principal as of January 1, 1996. The acquisition has been accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at the fair value at the date of acquisition. The Company recorded $429,333 of excess cost over fair value of the assets which is being amortized over twenty years on a straight line basis.

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

NMR of America, Inc., and Subsidiaries

On May 7, 1996, the Company announced that it was in negotiations regarding a possible business combination with Medical Resources, Inc. ("Medical Resources"). A definitive merger agreement was executed on May 20, 1996 which is the subject to the merger conditions set forth below. Medical Resources provides diagnostic imaging equipment, facilities and management services to physicians through nineteen outpatient centers located in New York, New Jersey and Florida. Pursuant to the terms of the acquisition, 0.6875 shares of Medical Resources common stock would be issued for each outstanding share of NMR. The merger is subject to certain conditions including shareholder and regulatory approval and certain third party consents. Senior management of the combined company would be composed of the current executives of Medical Resources with NMR's current executive officers, Joseph G. Dasti and John P. O'Malley III serving as consultants to the combined company. The closing of the merger is anticipated to occur August 30, 1996, although there can be no assurance that the transactions will be completed as contemplated or that it will occur when anticipated.

In June 1996, the Company entered into a line of credit agreement with a lender for an amount up to $4,000,000. Borrowing under the line of credit will bear interest at a rate of one and one-half percent over the lender's prime rate and will be collateralized by the Company's receivables.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three months ended June 30, 1996 compared to three months ended June 30, 1995.

Reference is made to Note 2 of the Company's consolidated financial statements for a definition of revenue, net.

For the quarter ended June 30, 1996, revenue, net was $7,263,367 versus $4,771,293 for the quarter ended June 30, 1995 or a $2,492,074 (52.2%) increase.
The increase in revenue, net resulted primarily from the purchase of Morgan Medical Holdings, Inc. ("Morgan") effective September 15, 1995 and Central Diversey Center ("CD MRI") effective January 1, 1996. These centers generated revenue, net totaling $2,242,987 for quarter ended June 30, 1996. Same center revenue, net increased by $249,087 or 5.2% from $4,771,293 to $5,020,380 during the quarter ended June 30, 1996 primarily due to the

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

inclusion of revenue for the Company's Union, New Jersey center which was temporarily shut down for the entire first fiscal quarter of fiscal 1996 for equipment replacement and increased aggregate scan volume offset by additional discounted business. Patient volume and reimbursement sources both significantly impact the Company's revenue, net. Patient medical costs are paid by managed care organizations, such as HMO's, Blue Cross/Blue Shield, Medicare and Medicaid, and private pay organizations, such as commercial insurance carriers. By virtue of contractual allowances obtained by certain of these reimbursement sources under contracts entered into with the Company, shifts in the mix of patients and their related reimbursement sources will impact revenue, net in the period in which they occur.

Payroll and related costs for the quarter ended June 30, 1996 were $1,788,463 versus $1,439,737 for the quarter ended June 30, 1995, or an increase of $348,726 (24.2%). This increase is due primarily to the acquisitions of Morgan and CD MRI which incurred payroll and related costs totaling approximately $246,913 during the quarter ended June 30, 1995. In addition, the Company's clinical payroll and related costs increased due to the hiring of technical personnel to accommodate increased patient flow at the Company's multi-modality imaging centers, the hiring of managed care and marketing personnel and an increase in the cost of providing health benefits to its employees. Although the Company expects aggregate payroll and related expense to increase in fiscal 1997 due to the inclusion of Morgan and CD MRI for the entire period, it is anticipated that payroll, as a percentage of revenue, net, will be relatively unchanged.

Depreciation and amortization expense increased by $143,116 (21.9%) from $653,414 for the quarter ended June 30, 1995 to $796,530 for the quarter ended June 30, 1996. This increase was primarily attributable to the acquisition of Morgan and CD MRI which resulted in goodwill amortization and equipment depreciation aggregating $190,129 for the quarter ended June 30, 1996. This increase was offset by an approximate $47,013 decrease in aggregate same center depreciation expense on the Company's more mature centers. Although the Company expects aggregate depreciation and amortization expense to increase in fiscal 1997 due to the inclusion of Morgan and CD MRI for the entire period, it is anticipated that depreciation and amortization expense, as a percentage of revenue, net, will decline slightly.

Medical supplies and other operating costs include the cost of equipment and premises maintenance, medical supplies, radiology fees for acquired centers, other center expenses, and patient billing fees. Medical supplies and other operating costs increased by $948,444 (51.9%) from $1,828,170 for the quarter ended June 30, 1995 to $2,776,614 for the quarter ended June 30, 1996. This increase

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

results, primarily, from the inclusion of Morgan and CD MRI centers which generated medical supplies and other operating expenses totaling $533,782 during the quarter ended June 30, 1996. In addition, medical supplies and operating expenses increased by approximately $66,000 due to the inclusion of operating rent paid for the equipment at Seabrook Radiological Center, $50,000 in increased billing fees based upon higher levels of cash collections and $300,000 in increased medical and office supplies due to increased aggregate scan volume. Although the Company expects aggregate medical and other operating costs to increase in fiscal 1997, due to the inclusion of Morgan and CD MRI for the entire period, it is anticipated that medical and other operating costs, as a percentage of revenue, net, will be consistent with fiscal 1996.

Other general and administrative expenses for the quarter ended June 30, 1996, were $219,927 versus $141,156 for the quarter ended June 30, 1995, or an increase of $78,771 (55.8%). The increase during the quarter ended June 30, 1996 results primarily from increased advertising and promotional expenses relating to marketing efforts at the Company's centers. Other general and administrative expenses, as a percentage of revenue, net, were 3.0% and 2.96% for the quarters ended June 30, 1995 and 1996, respectively. It is anticipated that expenditures for general and administrative expenses will continue at these levels for the remainder of fiscal 1997.

Interest expense for the quarter ended June 30, 1996 was $447,048 versus $372,589 for the comparable prior quarter, or an increase of $74,459 (20.0%). This increase results, primarily, from interest expense associated with the acquisition and assumption of debt obligations relating to the Morgan and CD MRI acquisitions, which generated interest expense totaling approximately $126,833 for the quarter ended June 30, 1996. In addition, aggregate same center interest expense decreased due to scheduled reductions in outstanding principal balances offset by increases in prevailing interest rates, which impact the Company's variable rate debt obligations. Although the Company expects interest expense to increase in fiscal 1997 due to the inclusion of Morgan and CD MRI for the entire period, it is anticipated that interest expense, as a percentage of revenue, net, will slightly decline due to the reductions in outstanding principal balances.

Other income, net decreased by $42,265 from $82,075 for the quarter ended June 30, 1995 to $39,810 for the quarter ended June 30, 1996. During the quarter ended June 30, 1995, the Company realized a $62,443 non-cash gain on the sale of the magnetic resonance imaging equipment formerly in use at its Union, New Jersey facility. The decrease was

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

offset by a $30,939 reduction in the Company's equity interest in the losses of the Austin, Texas limited partnership which ceased operations in December 1995.

Minority interest in income of limited partnerships increased by $38,285 (46.4%) from $82,530 for the quarter ended June 30, 1995 to $120,815 for the quarter ended June 30, 1996. The increase is primarily due to the increase in minority interest in the operation of the Union, New Jersey center which had been temporarily closed during the first quarter of fiscal 1996.

The Company's current provision for income taxes of $65,000 for the quarter ended June 30, 1996, consists of current state income and franchise taxes. The Company's current federal tax provision for the first fiscal quarter of 1996 was substantially offset through the utilization of net operating loss carryforwards available from prior years. The Company has recorded a deferred tax provision of $199,000 for the quarter ended June 30, 1996, to reflect the reduction in the Company's net deferred tax asset during such period.

For the reasons described above, the Company's net income for the quarter ended June 30, 1996 increased by $350,868 to $588,640 from $237,772 for the comparable prior fiscal quarter.

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

Liquidity

The Company had net income of $588,640 for the fiscal quarter ended June 30, 1996 versus net income of $237,772 for the comparable prior fiscal quarter. At June 30, 1996, the Company's working capital totaled $10,796,343 which includes cash and cash equivalents totaling $2,702,925, marketable securities totaling $289,125 and short-term investments totaling $1,830,405. The Company generated $1,450,073 and $474,771 in net cash flow from operating activities during the fiscal quarters ended June 30, 1996 and 1995, respectively, or an increase of $975,302. Cash provided by operating activities during the fiscal quarter ended June 30, 1996 resulted from operating cash flows of $1,704,985 offset by a $254,912 net increase in the Company's current assets and liabilities. The increase in operating cash flows and cash provided by operating activities results primarily from the increase in the Company's net income during the first quarter of fiscal 1997.

Investing activities used $1,664,373 in cash during fiscal 1997. The Company purchased $205,787 of equipment and leasehold improvements primarily for the Philadelphia and GOLF/DIC imaging centers. The Company intends to continue to evaluate hardware and software upgrades for imaging equipment and expects to acquire such upgrades where deemed advisable. The Company's net investments from sales and purchases of short-term investments and marketable securities totaled $1,455,870 during the quarter ended June 30, 1996. The Company invests substantially all of its excess cash balances in government securities, certificates of deposit and other fixed income instruments with maturities of up to one year. Such maturities are scheduled to coincide with the Company's anticipated capital needs.

Financing activities used net cash totaling $1,495,090 which is comprised of $1,487,665 utilized for the repayment of debt and capital lease obligations and $7,425 of limited partnership distributions during the fiscal quarter ended June 30, 1996.

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

At June 30, 1996, the Company had $1,614,123 in obligations under capital leases compared to $1,765,440 at March 31, 1996. These obligations relate primarily to the financing of imaging equipment at the Philadelphia, Pennsylvania and OPEN MRI of Chicago centers. Repayments under capital leases totaling $151,317 were made during the quarter ended June 30, 1996.

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

Management of the Company believes that there are and will continue to be opportunities to acquire additional diagnostic imaging centers, as well as companies which own multiple imaging centers. Other than the Medical Resources, Inc. transaction, which is described in the accompanying Notes to the Consolidated Financial Statements, the Company is not a party to any agreements or letters of intent relating

NMR of America, Inc., and Subsidiaries

Item 2.  Management's Discussion and Analysis or Plan of Operation
(continued)

to the acquisition of additional centers at June 30, 1996. Management reviews proposals to acquire additional centers and evaluates these opportunities on the basis of the price at which it believes the centers can be acquired, relevant demographic characteristics, competitive centers, physician referral patterns, location and other factors. Management intends to pursue the acquisition of additional centers if its analysis of these factors indicates the Company would receive a favorable return from investing in these centers. Any centers that are acquired can be expected to involve the payment of the purchase price in either cash, notes or shares of common stock or a combination thereof. No assurances can be given that additional centers will be acquired or as to the terms thereof. In the event that the Company engages in the acquisition of additional centers, it may be required to raise additional long-term capital through the issuance of debt or equity securities. No assurance can be given that such capital will be available on terms acceptable to the Company. The unavailability of capital for this purpose would adversely affect the Company's ability to acquire additional centers.

NMR of America, Inc., and Subsidiaries


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

      a.   Exhibits

           Exhibit 11. Computation of Shares Used For Earnings Per Share Calculation

      b.   Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NMR of America, Inc.


                                    By /s/ Joseph G. Dasti
                                      -----------------------
                                      Joseph G. Dasti
                                      President
                                      (Chief Executive Officer)


                                    By /s/ John P. O'Malley III
                                      -------------------------
                                      John P. O'Malley III
                                      Executive Vice President-Finance
                                      (Chief Financial Officer)


Date: August 14, 1996